Form 10-Q
period 2026-02-28
CINTAS CORP
filed 2026-04-07
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 28, 2026
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2026
Common Stock, no par value	400,087,119

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenue:
Uniform rental and facility services	$2,177,453	$2,021,144	$6,423,919	$5,945,393
Other	663,991	588,015	1,935,639	1,727,136
Total revenue	2,841,444	2,609,159	8,359,558	7,672,529

Costs and expenses:
Cost of uniform rental and facility services	1,083,019	1,009,660	3,216,790	3,004,875
Cost of other	309,969	280,158	915,266	819,479
Selling and administrative expenses	788,552	709,488	2,294,025	2,085,901

Operating income	659,904	609,853	1,933,477	1,762,274

Interest income	(805)	(1,349)	(3,880)	(3,561)
Interest expense	28,212	24,764	80,449	77,048

Income before income taxes	632,497	586,438	1,856,908	1,688,787
Income taxes	130,001	122,941	367,929	324,762
Net income	$502,496	$463,497	$1,488,979	$1,364,025

Basic earnings per share	$1.25	$1.14	$3.70	$3.37

Diluted earnings per share	$1.24	$1.13	$3.65	$3.31

Dividends declared per share	$0.45	$0.39	$1.35	$1.17

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025

Net income	$502,496	$463,497	$1,488,979	$1,364,025

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,739	(15,168)	3,058	(30,003)
Change in fair value of interest rate lock agreements, net of tax (benefit) expense of $(806), $1,786, $(2,496) and $144, respectively	(2,355)	5,216	(7,291)	421
Amortization of interest rate lock agreements, net of tax benefit of $(513), $(513), $(1,539) and $(1,539), respectively	(1,523)	(1,523)	(4,569)	(4,569)
Other, net of tax expense of $194, $0, $194 and $0, respectively	566	—	566	—
Other comprehensive income (loss), net of tax (benefit) expense of $(1,125), $1,273, $(3,841) and $(1,395), respectively	8,427	(11,475)	(8,236)	(34,151)
Comprehensive income	$510,923	$452,022	$1,480,743	$1,329,874

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)	February 28, 2026	May 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,204	$263,973
Accounts receivable, net	1,542,973	1,417,381
Inventories, net	450,501	447,408
Uniforms and other rental items in service	1,240,648	1,137,361
Prepaid expenses and other current assets	185,608	170,046
Total current assets	3,602,934	3,436,169

Property and equipment, net	1,716,864	1,652,474

Investments	407,138	339,518
Goodwill	3,499,028	3,400,227
Service contracts, net	286,746	309,828
Operating lease right-of-use assets, net	255,290	224,383
Other assets, net	465,721	462,642
	$10,233,721	$9,825,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481,010	$485,109
Accrued compensation and related liabilities	209,995	229,538
Accrued liabilities	831,037	875,077
Income taxes, current	11,240	4,034
Operating lease liabilities, current	54,130	50,744
Debt due within one year	229,490	—
Total current liabilities	1,816,902	1,644,502

Long-term liabilities:
Debt due after one year	2,427,301	2,424,999
Deferred income taxes	507,608	471,740
Operating lease liabilities	207,266	178,738
Accrued liabilities	486,261	420,781
Total long-term liabilities	3,628,436	3,496,258

Shareholders’ equity:
Preferred stock, no par value:	—	—
100 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,807,548	2,593,479
1,700,000 shares authorized
FY 2026: 779,263 shares issued and 400,015 shares outstanding
FY 2025: 776,936 shares issued and 402,948 shares outstanding
Retained earnings	12,743,710	11,798,451
Treasury stock:	(10,839,028)	(9,791,838)
FY 2026: 379,248 shares
FY 2025: 373,988 shares
Accumulated other comprehensive income	76,153	84,389
Total shareholders’ equity	4,788,383	4,684,481
	$10,233,721	$9,825,241
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2025	776,936	$2,593,479	$11,798,451	$84,389	(373,988)	$(9,791,838)	$4,684,481
Net income	—	—	491,140	—	—	—	491,140
Comprehensive loss, net of tax	—	—	—	(4,500)	—	—	(4,500)
Dividends	—	—	(182,341)	—	—	—	(182,341)
Stock-based compensation	—	30,348	—	—	—	—	30,348
Vesting of stock-based compensation awards	511	—	—	—	—	—	—
Stock options exercised	1,018	70,250	—	—	(304)	(67,581)	2,669
Repurchase of common stock	—	—	—	—	(1,223)	(266,097)	(266,097)
Balance at August 31, 2025	778,465	$2,694,077	$12,107,250	$79,889	(375,515)	$(10,125,516)	$4,755,700
Net income	—	—	495,343	—	—	—	495,343
Comprehensive loss, net of tax	—	—	—	(12,163)	—	—	(12,163)
Dividends	—	—	(180,743)	—	—	—	(180,743)
Stock-based compensation	—	32,353	—	—	—	—	32,353
Vesting of stock-based compensation awards	28	—	—	—	—	—	—
Stock options exercised	292	17,497	—	—	(90)	(17,070)	427
Repurchase of common stock	—	—	—	—	(3,325)	(635,570)	(635,570)
Balance at November 30, 2025	778,785	$2,743,927	$12,421,850	$67,726	(378,930)	$(10,778,156)	$4,455,347
Net income	—	—	502,496	—	—	—	502,496
Comprehensive income, net of tax	—	—	—	8,427	—	—	8,427
Dividends	—	—	(180,636)	—	—	—	(180,636)
Stock-based compensation	—	34,249	—	—	—	—	34,249
Vesting of stock-based compensation awards	4	—	—	—	—	—	—
Stock options exercised	474	29,372	—	—	(153)	(29,312)	60
Repurchase of common stock	—	—	—	—	(165)	(31,560)	(31,560)
Balance at February 28, 2026	779,263	$2,807,548	$12,743,710	$76,153	(379,248)	$(10,839,028)	$4,788,383

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2024	773,097	$2,305,301	$10,617,955	$91,201	(368,089)	$(8,698,085)	$4,316,372
Net income	—	—	452,033	—	—	—	452,033
Comprehensive loss, net of tax	—	—	—	(7,823)	—	—	(7,823)
Dividends	—	—	(157,955)	—	—	—	(157,955)
Stock-based compensation	—	33,367	—	—	—	—	33,367
Vesting of stock-based compensation awards	792	—	—	—	—	—	—
Stock options exercised	1,342	77,055	—	—	(407)	(76,824)	231
Repurchase of common stock	—	—	—	—	(3,476)	(614,802)	(614,802)
Balance at August 31, 2024	775,231	$2,415,723	$10,912,033	$83,378	(371,972)	$(9,389,711)	$4,021,423
Net income	—	—	448,495	—	—	—	448,495
Comprehensive loss, net of tax	—	—	—	(14,853)	—	—	(14,853)
Dividends	—	—	(158,004)	—	—	—	(158,004)
Stock-based compensation	—	32,417	—	—	—	—	32,417
Vesting of stock-based compensation awards	14	—	—	—	—	—	—
Stock options exercised	519	26,173	—	—	(122)	(25,829)	344
Repurchase of common stock	—	—	—	—	(174)	(36,716)	(36,716)
Balance at November 30, 2024	775,764	$2,474,313	$11,202,524	$68,525	(372,268)	$(9,452,256)	$4,293,106
Net income	—	—	463,497	—	—	—	463,497
Comprehensive loss, net of tax	—	—	—	(11,475)	—	—	(11,475)
Dividends	—	—	(158,195)	—	—	—	(158,195)
Stock-based compensation	—	31,802	—	—	—	—	31,802
Vesting of stock-based compensation awards	30	—	—	—	—	—	—
Stock options exercised	378	19,761	—	—	(101)	(19,637)	124
Repurchase of common stock	—	—	—	—	(134)	(26,611)	(26,611)
Balance at February 28, 2025	776,172	$2,525,876	$11,507,826	$57,050	(372,503)	$(9,498,504)	$4,592,248

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	February 28, 2026	February 28, 2025
Cash flows from operating activities:
Net income	$1,488,979	$1,364,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	237,034	225,714
Amortization of intangible assets and capitalized contract costs	145,074	142,011
Stock-based compensation	96,950	97,586
Gain on sale of property and equipment	—	(19,341)
Deferred income taxes	37,940	(7,286)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(124,798)	(158,761)
Inventories, net	(3,413)	(8,053)
Uniforms and other rental items in service	(101,861)	(60,502)
Prepaid expenses and other current assets and capitalized contract costs	(138,191)	(146,062)
Accounts payable	(4,213)	72,799
Accrued compensation and related liabilities	(19,573)	(4,562)
Accrued liabilities and other	(52,952)	47,617
Income taxes, current	6,200	(19,598)
Net cash provided by operating activities	1,567,176	1,525,587

Cash flows from investing activities:
Capital expenditures	(299,107)	(294,260)
Purchases of investments	(8,271)	(7,064)
Proceeds from sale of property and equipment	—	23,972
Acquisitions of businesses, net of cash acquired	(102,685)	(198,808)
Other, net	(88)	1,788
Net cash used in investing activities	(410,151)	(474,372)

Cash flows from financing activities:
Issuance of commercial paper, net	229,490	—
Proceeds from exercise of stock-based compensation awards	3,156	699
Dividends paid	(520,850)	(453,703)
Repurchase of common stock	(933,227)	(678,129)
Other, net	(17,542)	(14,879)
Net cash used in financing activities	(1,238,973)	(1,146,012)

Effect of exchange rate changes on cash and cash equivalents	1,179	(3,790)

Net decrease in cash and cash equivalents	(80,769)	(98,587)
Cash and cash equivalents at beginning of period	263,973	342,015
Cash and cash equivalents at end of period	$183,204	$243,428
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

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following at:

(In thousands)	February 28, 2026	May 31, 2025

Raw materials	$18,553	$21,763
Work in process	46,499	42,615
Finished goods	385,449	383,030
Inventories, net	$450,501	$447,408
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $62.1 million and $59.9 million at February 28, 2026 and May 31, 2025, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the Company's reported results of operations.

New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company does not believe ASU 2023-09 will have a material impact on the consolidated condensed financial statements upon adoption. Furthermore, the Company expects to adopt the standard on a prospective basis on May 31, 2026.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires, among other items, additional disaggregated disclosures in the notes to the consolidated condensed financial statements for certain categories of expenses that are included on the face of the consolidated condensed statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2028), and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated condensed financial statements.

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
Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Nine Months Ended
(In thousands)	February 28, 2026		February 28, 2025		February 28, 2026		February 28, 2025

Uniform Rental and Facility Services	$2,177,453	76.6%	$2,021,144	77.4%	$6,423,919	76.9%	$5,945,393	77.5%
First Aid and Safety Services	346,823	12.2%	301,759	11.6%	1,023,720	12.2%	893,693	11.6%
Fire Protection Services	232,057	8.2%	203,827	7.8%	676,482	8.1%	595,073	7.8%
Uniform Direct Sales	85,111	3.0%	82,429	3.2%	235,437	2.8%	238,370	3.1%
Total revenue	$2,841,444	100.0%	$2,609,159	100.0%	$8,359,558	100.0%	$7,672,529	100.0%
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
Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 28, 2026, the current and noncurrent assets related to capitalized commissions totaled $96.1 million and $296.5 million, respectively. As of May 31, 2025, the current and noncurrent assets related to capitalized commissions totaled $96.5 million and $275.3 million, respectively. The Company recorded amortization expense related to capitalized commissions of $26.6 million and $27.4 million during the three months ended February 28, 2026 and 2025, respectively. During the nine months ended February 28, 2026 and 2025, we recorded amortization expense related to capitalized commissions of $79.3 million and $80.0 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $26.5 million and $22.9 million for the three months ended February 28, 2026 and 2025, respectively. For the nine months ended February 28, 2026 and 2025, operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in both periods, were $76.0 million and $67.5 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the nine months ended February 28:

(In thousands)	2026	2025

Cash paid for amounts included in the measurement of operating lease liabilities	$48,062	$41,724
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$64,194	$56,151
Operating lease right-of-use assets acquired in business combinations	$—	$2,885

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	February 28, 2026	May 31, 2025

Weighted-average remaining lease term	5.75 years	5.66 years
Weighted-average discount rate	4.30%	4.08%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of February 28, 2026:

(In thousands)

2026 (remaining three months)	$16,475
2027	62,300
2028	56,685
2029	47,256
2030	35,980
Thereafter	79,297
Total payments	297,993
Less interest	(36,597)
Total present value of lease payments	$261,396

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2026				As of May 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$183,204	$—	$—	$183,204	$263,973	$—	$—	$263,973
Other assets, net:
Interest rate lock agreements	—	92,762	—	92,762	—	102,550	—	102,550
Total assets at fair value	$183,204	$92,762	$—	$275,966	$263,973	$102,550	$—	$366,523
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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
Basic Earnings per Share (In thousands except per share data)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025

Net income	$502,496	$463,497	$1,488,979	$1,364,025
Less: net income allocated to participating securities	1,597	1,629	4,709	4,791
Net income available to common shareholders	$500,899	$461,868	$1,484,270	$1,359,234
Basic weighted average common shares outstanding	400,040	403,769	401,622	403,568

Basic earnings per share	$1.25	$1.14	$3.70	$3.37

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share (In thousands except per share data)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025

Net income	$502,496	$463,497	$1,488,979	$1,364,025
Less: net income allocated to participating securities	1,597	1,629	4,709	4,791
Net income available to common shareholders	$500,899	$461,868	$1,484,270	$1,359,234
Basic weighted average common shares outstanding	400,040	403,769	401,622	403,568
Effect of dilutive securities – employee stock options	4,677	6,538	5,214	6,924
Diluted weighted average common shares outstanding	404,717	410,307	406,836	410,492

Diluted earnings per share	$1.24	$1.13	$3.65	$3.31

For the three months ended February 28, 2026 and 2025, options granted to purchase 2.1 million and 1.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2026 and 2025, options granted to purchase 1.9 million and 0.9 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

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

The following table summarizes the share buyback activity by program and period:

	Three Months Ended			Nine Months Ended
	February 28, 2026			February 28, 2026
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	—	$—	$—	1,272	$207.13	$263,564
July 23, 2024	20	183.00	3,715	2,688	189.32	508,924
October 28, 2025	—	—	—	—	—	—
	20	$183.00	$3,715	3,960	$195.04	$772,488

Shares acquired for taxes due (1)	145	$192.95	$27,845	753	$213.57	$160,739

Total repurchase of Cintas common stock			$31,560			$933,227

	Three Months Ended			Nine Months Ended
	February 28, 2025			February 28, 2025
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	—	$—	$—	2,732	$173.40	$473,617
July 23, 2024	—	—	—	—	—	—
	—	$—	$—	2,732	$173.40	$473,617

Shares acquired for taxes due (1)	134	$197.89	$26,611	1,052	$194.31	$204,512

Total repurchase of Cintas common stock			$26,611			$678,129
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity:

	Three Months Ended			Nine Months Ended
	February 28, 2026			February 28, 2026
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	153	$191.45	$29,312	547	$208.48	$113,963

	Three Months Ended			Nine Months Ended
	February 28, 2025			February 28, 2025
	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	101	$196.09	$19,637	630	$194.15	$122,290

There were no share buybacks in the period subsequent to February 28, 2026, through April 7, 2026. From the inception of the July 23, 2024 share buyback program through April 7, 2026, Cintas has purchased 2.7 million shares of Cintas common stock in the aggregate, at an average price of $189.32 per share, for a total purchase price of $508.9 million. Cintas has made no purchases under the October 28, 2025 share buyback program.

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other for the nine months ended February 28, 2026, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2025	$2,913,991	$298,145	$188,091	$3,400,227
Goodwill acquired	11,118	2,170	83,568	96,856
Foreign currency translation	1,791	148	6	1,945
Balance as of February 28, 2026	$2,926,900	$300,463	$271,665	$3,499,028

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2025	$273,847	$14,138	$21,843	$309,828
Service contracts acquired	2,120	1,404	15,301	18,825
Service contracts amortization	(36,339)	(2,262)	(3,646)	(42,247)
Foreign currency translation	325	15	—	340
Balance as of February 28, 2026	$239,953	$13,295	$33,498	$286,746

Information regarding Cintas’ service contracts, net and other assets, net is as follows:

	As of February 28, 2026			As of May 31, 2025
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,097,889	$811,143	$286,746	$1,078,305	$768,477	$309,828

Capitalized contract costs (1)	$997,167	$700,672	$296,495	$896,632	$621,351	$275,281
Noncompete and consulting agreements and other	248,058	78,832	169,226	262,610	75,249	187,361
Other assets	$1,245,225	$779,504	$465,721	$1,159,242	$696,600	$462,642
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of February 28, 2026 and May 31, 2025, is $96.1 million and $96.5 million, respectively.

Amortization expense for service contracts and other assets was $41.5 million and $43.2 million for the three months ended February 28, 2026 and 2025, respectively. For the nine months ended February 28, 2026 and 2025, amortization expense for service contracts and other assets was $125.0 million and $125.7 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of February 28, 2026, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2026 (remaining three months)	$41,233
2027	147,708
2028	119,680
2029	101,289
2030	84,178
Thereafter	196,970
Total future amortization expense	$691,058

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2026	May 31, 2025

Debt due within one year
Commercial paper	3.81%	(1)	2026	2026	$229,490	$—
Total debt due within one year					$229,490	$—

Debt due after one year
Senior notes	3.70%		2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%		2025	2028	400,000	400,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	236,550
Debt issuance costs					(9,249)	(11,551)
Total debt due after one year					$2,427,301	$2,424,999
(1)Variable rate debt instrument. The rate presented is the weighted average variable borrowing rate at February 28, 2026.
Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of February 28, 2026 were $2,436.6 million and $2,459.4 million, respectively, and as of May 31, 2025 were $2,436.6 million and $2,404.7 million, respectively. During the nine months ended February 28, 2026, Cintas issued $229.5 million, net of commercial paper.

Cintas Corporation No. 2 (Corp. 2) entered into a credit agreement which supports our commercial paper program on March 27, 2026 (the Credit Agreement). The Credit Agreement has capacity under the revolving credit facility of $2.0 billion and contains a letter of credit sub-facility of up to $300.0 million and a swing line sub-facility of up to $150.0 million. The Credit Agreement has an accordion feature that provides Cintas with the ability to request increases to the borrowing commitments under the revolving credit facility up to $1.0 billion in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 27, 2031. In connection with the entry into the Credit Agreement, on March 27, 2026, Corp. 2 terminated all commitments and repaid all obligations under its existing Third Amended and Restated Credit Agreement, dated as of March 23, 2022 (as amended, restated, supplemented or otherwise modified from time to time prior to such date, the “Existing Credit Agreement”). Upon the termination of the Existing Credit Agreement, all of the obligations under the Existing Credit Agreement were terminated. As of February 28, 2026 there was $229.5 million of commercial paper outstanding with a weighted average interest rate of 3.81% and no borrowings on our Existing Credit Agreement. As of May 31, 2025, there was no commercial paper outstanding and no borrowings on our Existing Credit Agreement. The fair value of the commercial paper, if any, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $1.5 million for both the three months ended February 28, 2026 and 2025. For both the nine months ended February 28, 2026 and 2025, the amortization of the interest rate locks resulted in a decrease to other comprehensive income of $4.6 million.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both February 28, 2026 and May 31, 2025. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

Fiscal Year of Issuance (In thousands)	February 28, 2026	May 31, 2025
	Other Assets, net	Other Assets, net

2022	$56,918	$61,230
2020	$35,844	$41,320
The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three and nine months ended February 28, 2026 or 2025.

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

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 28, 2026 and May 31, 2025, recorded unrecognized tax benefits were $50.8 million and $47.8 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 20.6% and 21.0% for the three months ended February 28, 2026 and 2025, respectively. For the nine months ended February 28, 2026 and 2025, Cintas' effective tax rate was 19.8% and 19.2%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting impact for stock-based compensation).

Note 9 - Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. The fair value summarized in the table below is reflective of the accumulated fair value, as of the date of each acquisition. Cintas acquired the following number of individually immaterial businesses by reportable operating segment and All Other during the nine months ended February 28:

	2026	2025

Uniform Rental and Facility Services	3	6
First Aid and Safety Services	2	3
All Other	16	11

The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the nine months ended February 28:

(In thousands)	2026	2025

Fair value of tangible assets acquired	$2,610	$25,640
Fair value of service contracts acquired	18,825	38,162
Fair value of other intangibles acquired	2,463	6,868
Net goodwill recognized	96,856	155,363
Total fair value of assets acquired	120,754	226,033
Total fair value of liabilities assumed	(409)	(2,419)
Total fair value of net assets acquired, net of cash acquired	120,345	223,614
Deferred purchase price consideration	(17,660)	(24,806)
Total cash consideration for acquisitions, net of cash acquired	$102,685	$198,808

Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisitions. The majority of goodwill recognized is expected to be deductible for income tax purposes.

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

On March 10, 2026, the Company entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of UniFirst Corporation (UniFirst). UniFirst is a North American leader in the supply and servicing of uniform and workwear programs, facility service products, as well as first aid and safety supplies and services. Under the terms of the Merger Agreement, Cintas will acquire all of the outstanding shares of UniFirst in a transaction valued at approximately $5.5 billion. Each share of UniFirst common stock will be converted into the right to receive $155.00 in cash and 0.7720 shares of fully paid and nonassessable Cintas common stock, with no par value.

The completion of the merger (Merger) is subject to certain conditions, including, without limitation: the adoption of the Merger Agreement by UniFirst shareholders; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the obtaining of certain regulatory approvals; the absence of an injunction or law prohibiting the Merger; the accuracy of the parties' respective representations and warranties; and the compliance by the Company and UniFirst with their respective covenants and agreements. The Merger has not closed as of the date of the filing of this Form 10-Q.

Note 10 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2025	$(25,733)	$108,553	$1,569	$84,389
Other comprehensive loss before reclassifications	(325)	(2,652)	—	(2,977)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive loss	(325)	(4,175)	—	(4,500)
Balance at August 31, 2025	(26,058)	104,378	1,569	79,889
Other comprehensive loss before reclassifications	(8,356)	(2,284)	—	(10,640)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive loss	(8,356)	(3,807)	—	(12,163)
Balance at November 30, 2025	(34,414)	100,571	1,569	67,726
Other comprehensive income (loss) before reclassifications	11,739	(2,355)	—	9,384
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	566	(957)
Net current period other comprehensive income (loss)	11,739	(3,878)	566	8,427
Balance at February 28, 2026	$(22,675)	$96,693	$2,135	$76,153

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2024	$(18,292)	$108,893	$600	$91,201
Other comprehensive income (loss) before reclassifications	3,656	(9,956)	—	(6,300)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive income (loss)	3,656	(11,479)	—	(7,823)
Balance at August 31, 2024	(14,636)	97,414	600	83,378
Other comprehensive (loss) income before reclassifications	(18,491)	5,161	—	(13,330)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive (loss) income	(18,491)	3,638	—	(14,853)
Balance at November 30, 2024	(33,127)	101,052	600	68,525
Other comprehensive (loss) income before reclassifications	(15,168)	5,216	—	(9,952)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive (loss) income	(15,168)	3,693	—	(11,475)
Balance at February 28, 2025	$(48,295)	$104,745	$600	$57,050

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025

Amortization of interest rate locks	$2,036	$2,036	$6,108	$6,108	Interest expense
Tax expense	(513)	(513)	(1,539)	(1,539)	Income taxes
Amortization of interest rate locks, net of tax	$1,523	$1,523	$4,569	$4,569

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

Information related to the operations of Cintas’ reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2026
Revenue	$2,177,453	$346,823	$317,168	$—	$2,841,444
Cost of sales	1,083,019	145,176	164,793	—	1,392,988
Gross margin	1,094,434	201,647	152,375	—	1,448,456
Selling and administrative expenses	573,409	114,306	100,837	—	788,552
Operating income	$521,025	$87,341	$51,538	$—	$659,904

For the three months ended February 28, 2025
Revenue	$2,021,144	$301,759	$286,256	$—	$2,609,159
Cost of sales	1,009,660	129,626	150,532	—	1,289,818
Gross margin	1,011,484	172,133	135,724	—	1,319,341
Selling and administrative expenses	522,001	100,600	86,887	—	709,488
Operating income	$489,483	$71,533	$48,837	$—	$609,853

As of and for the nine months ended February 28, 2026
Revenue	$6,423,919	$1,023,720	$911,919	$—	$8,359,558
Cost of sales	3,216,790	434,303	480,963	—	4,132,056
Gross margin	3,207,129	589,417	430,956	—	4,227,502
Selling and administrative expenses	1,660,436	334,745	298,844	—	2,294,025
Operating income	$1,546,693	$254,672	$132,112	$—	$1,933,477
Depreciation and amortization	$305,934	$56,002	$20,172	$—	$382,108
Capital expenditures	$206,547	$48,693	$43,867	$—	$299,107
Total assets	$8,212,142	$899,853	$938,522	$183,204	$10,233,721

As of and for the nine months ended February 28, 2025
Revenue	$5,945,393	$893,693	$833,443	$—	$7,672,529
Cost of sales	3,004,875	381,272	438,207	—	3,824,354
Gross margin	2,940,518	512,421	395,236	—	3,848,175
Selling and administrative expenses	1,532,238	294,377	259,286	—	2,085,901
Operating income	$1,408,280	$218,044	$135,950	$—	$1,762,274
Depreciation and amortization	$285,747	$65,456	$16,522	$—	$367,725
Capital expenditures	$219,341	$37,726	$37,193	$—	$294,260
Total assets	$7,879,273	$790,137	$698,298	$243,428	$9,611,136
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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sales operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the three and nine months ended February 28, 2026 and 2025, for the two reportable operating segments and All Other are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.” The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.
Consolidated Results
Three Months Ended February 28, 2026 Compared to Three Months Ended February 28, 2025

Total revenue increased 8.9% to $2,841.4 million for the three months ended February 28, 2026, compared to $2,609.2 million for the three months ended February 28, 2025. The organic revenue growth rate, which adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations, was 8.2%. Revenue growth was positively impacted by 0.4% due to acquisitions and 0.3% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $2,177.5 million for the three months ended February 28, 2026, compared to $2,021.1 million for the three months ended February 28, 2025, which was an increase of 7.7%. The organic revenue growth rate for this reportable operating segment was 7.3%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.1% due to acquisitions and 0.3% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, price increases, and strong customer retention.
Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 12.9% for the three months ended February 28, 2026, compared to the three months ended February 28, 2025, from $588.0 million to $664.0 million. The organic revenue growth rate for other revenue was 11.4%. Revenue growth was positively impacted by 1.4% due to acquisitions and 0.1% due to foreign currency exchange rate fluctuations.
Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $73.4 million, or 7.3%, for the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 50.0% for the three months ended February 28, 2025, to 49.7% for the three months ended February 28, 2026. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $29.8 million, or 10.6%, for the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Cost of other improved as a percent of revenue, decreasing from 47.6% for three months ended February 28, 2025, to 46.7% for the three months ended February 28, 2026. The improvement in cost of sales as a percent of revenue was primarily due to favorable sales mix and sourcing and productivity initiatives.

Selling and administrative expenses increased $79.1 million, or 11.1%, in the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Selling and administrative expenses as a percent of revenue were 27.8% for the three months ended February 28, 2026, compared to 27.2% for the three months ended February 28, 2025. We recorded a gain of $15.0 million on a sale of property and equipment in the three months ended February 28, 2025 which impacted all segments by the same percent of revenue. Excluding this gain, selling and administrative expenses as a percent of revenue remained the same for the three months ended February 28, 2026, compared to the three months ended February 28, 2025.

Operating income was $659.9 million, or 23.2% of revenue, for the three months ended February 28, 2026, compared to $609.9 million, or 23.4% of revenue, for the three months ended February 28, 2025. Excluding the gain on a sale of property and equipment in the three months ended February 28, 2025 noted previously, operating income as a percent of revenue improved by 0.4%. The resulting increase in operating income as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.
Net interest expense (interest expense less interest income) was $27.4 million for the three months ended February 28, 2026, compared to $23.4 million for the three months ended February 28, 2025. The change was primarily due to an increase in the average amount of outstanding commercial paper during the three months ended February 28, 2026.
Cintas’ effective tax rate was 20.6% and 21.0% for the three months ended February 28, 2026 and 2025, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.
Net income was $502.5 million for the three months ended February 28, 2026, an increase of 8.4% compared to the three months ended February 28, 2025. Diluted earnings per share were $1.24 for the three months ended

February 28, 2026, which was an increase of 9.7% compared to the three months ended February 28, 2025. Diluted earnings per share increased primarily due to the increase in net income and share repurchases.
Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended February 28, 2026 Compared to Three Months Ended February 28, 2025

Uniform Rental and Facility Services reportable operating segment revenue increased to $2,177.5 million from $2,021.1 million, or 7.7%, for the three months ended February 28, 2026, over the three months ended February 28, 2025. The organic revenue growth rate for the reportable operating segment was 7.3%. The cost of uniform rental and facility services increased $73.4 million, or 7.3%. The reportable operating segment’s gross margin was $1,094.4 million. Gross margin as a percent of revenue was 50.3% for the three months ended February 28, 2026, compared to 50.0% for the three months ended February 28, 2025. The resulting increase as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $51.4 million in the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2026 were 26.3%, compared to 25.8% in the three months ended February 28, 2025. Excluding the gain on a sale of property and equipment in the three months ended February 28, 2025, selling and administrative expenses as a percent of revenue remained the same in the three months ended February 28, 2026, compared to the three months ended February 28, 2025.
Operating Income increased $31.5 million, or 6.4%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Operating income was 23.9% of the reportable operating segment's revenue compared to the three months ended February 28, 2025 of 24.2% of revenue. Excluding the gain on a sale of property and equipment in the three months ended February 28, 2025 noted previously, operating income as a percent of revenue improved by 0.3%. The improvement in operating income was primarily a result of the expansion in gross margin.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended February 28, 2026 Compared to Three Months Ended February 28, 2025

First Aid and Safety Services reportable operating segment revenue increased to $346.8 million from $301.8 million, or 14.9%, for the three months ended February 28, 2026, over the three months ended February 28, 2025. The organic revenue growth rate for the reportable operating segment was 14.6%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.2% due to acquisitions. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended February 28, 2026, increased $15.6 million, or 12.0%, compared to the three months ended February 28, 2025. The gross margin as a percent of revenue was 58.1% for the three months ended February 28, 2026, compared to 57.0% in the three months ended February 28, 2025. The improvement in gross margin as a percent of revenue was primarily due to a favorable sales mix and strategic sourcing initiatives.
Selling and administrative expenses increased $13.7 million in the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2026 were 33.0%, compared to 33.3% for the three months ended February 28, 2025. Excluding the gain on a sale of property and equipment in the three months ended February 28, 2025, selling and administrative expenses as a percent of revenue improved by 0.9% in the three months ended February 28, 2026, compared to the three months ended February 28, 2025. The improvement as a percent of revenue was primarily due to operating leverage from revenue growth.

Operating Income for the First Aid and Safety Services reportable operating segment increased $15.8 million to $87.3 million for the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Operating income was 25.2% of the reportable operating segment’s revenue compared to the three months ended February 28, 2025 of 23.7%. The improvement in operating income as a percent to revenue was primarily due to the previously discussed changes in gross margin and selling and administrative expenses noted above.

Consolidated Results
Nine Months Ended February 28, 2026 Compared to Nine Months Ended February 28, 2025

Total revenue increased 9.0% to $8,359.6 million for the nine months ended February 28, 2026, compared to $7,672.5 million for the nine months ended February 28, 2025. Total organic revenue growth was 8.2%. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Revenue growth was positively impacted by 0.7% due to acquisitions and 0.1% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $6,423.9 million for the nine months ended February 28, 2026, compared to $5,945.4 million for the nine months ended February 28, 2025, which was an increase of 8.0%. Organic revenue growth for this reportable operating segment was 7.5%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by 0.5% due to acquisitions. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, price increases, and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,935.6 million for the nine months ended February 28, 2026, compared to $1,727.1 million for the nine months ended February 28, 2025, which was an increase of 12.1%. Organic growth for other revenue was 10.9%. Revenue growth was positively impacted by 1.2% due to acquisitions.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $211.9 million, or 7.1%, for the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 50.5% for the nine months ended February 28, 2025, to 50.1% for the nine months ended February 28, 2026. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $95.8 million, or 11.7%, for the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. Cost of other as a percent of revenue improved to 47.3% for the nine months ended February 28, 2026, compared to 47.4% for nine months ended February 28, 2025. The improvement in cost of sales as a percent of revenue was primarily due to favorable sales mix.

Selling and administrative expenses increased $208.1 million, or 10.0%, for the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. Selling and administrative expenses as a percent of revenue were 27.4% for the nine months ended February 28, 2026, compared to 27.2% for the nine months ended February 28, 2025. In the nine months ended February 28, 2025, we recorded a gain of $15.0 million on a sale of property and equipment which impacted all segments by the same percent of revenue. Excluding this gain, selling and administrative expenses as a percent of revenue remained the same for the nine months ended February 28, 2026, compared to the nine months ended February 29, 2025.

Operating income was $1,933.5 million, or 23.1% of revenue, for the nine months ended February 28, 2026, compared to $1,762.3 million, or 23.0% of revenue, for the nine months ended February 28, 2025. The improvement in operating income as a percent of revenue was primarily due to the previously mentioned improvements in gross margin as a percent of revenue noted above.

Net interest expense (interest expense less interest income) was $76.6 million for the nine months ended February 28, 2026, compared to $73.5 million for the nine months ended February 28, 2025. The change was primarily due to an increase in the average amount of outstanding commercial paper during the nine months ended February 28, 2026.

Cintas’ effective tax rate was 19.8% and 19.2% for the nine months ended February 28, 2026 and 2025, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for the nine months ended February 28, 2026, increased $125.0 million, or 9.2%, compared to the nine months ended February 28, 2025. Diluted earnings per share was $3.65 for the nine months ended February 28, 2026, which was an increase of 10.3% compared to the nine months ended February 28, 2025. Diluted earnings per share increased primarily due to the increase in net income and share repurchases.

Uniform Rental and Facility Services Reportable Operating Segment
Nine Months Ended February 28, 2026 Compared to Nine Months Ended February 28, 2025

Uniform Rental and Facility Services reportable operating segment revenue increased 8.0% to $6,423.9 million for the nine months ended February 28, 2026, compared to $5,945.4 million for the nine months ended February 28, 2025. Organic revenue growth for this reportable operating segment was 7.5%. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, price increases, and strong customer retention.

Cost of uniform rental and facility services increased $211.9 million, or 7.1%, for the nine months ended February 28, 2026 over the nine months ended February 28, 2025. The reportable operating segment’s gross margin was $3,207.1 million, or 49.9% of revenue, for the nine months ended February 28, 2026, compared to the gross margin of 49.5% for the nine months ended February 28, 2025. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $128.2 million but remained the same as a percent of revenue. Selling and administrative expenses as a percent of revenue was 25.8% for both the nine months ended February 28, 2026 and 2025. Excluding the gain on a sale of property and equipment in the three months ended February 28, 2025, selling and administrative expenses improved by 0.2%. The improvement as a percent of revenue was primarily due to operating leverage from revenue growth.

Operating income increased $138.4 million, or 9.8%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025. Operating income was 24.1% of the reportable operating segment’s revenue, compared to 23.7% for the nine months ended February 28, 2025. The improvement as a percent of revenue was primarily a result of the improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
Nine Months Ended February 28, 2026 Compared to Nine Months Ended February 28, 2025

First Aid and Safety Services reportable operating segment revenue increased from $893.7 million to $1,023.7 million, or 14.5%, for the nine months ended February 28, 2026, over the nine months ended February 28, 2025. Organic revenue growth for this reportable operating segment was 14.3%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.2% due to acquisitions. This increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services increased $53.0 million, or 13.9%, for the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025, due to higher sales volume. The gross margin as a percent of revenue was 57.6% for the nine months ended February 28, 2026, compared to 57.3% in the nine months ended February 28, 2025. The improvement in gross margin as a percent of revenue was primarily due to favorable changes in revenue mix.

Selling and administrative expenses increased $40.4 million but decreased as a percent of revenue to 32.7%, for the nine months ended February 28, 2026, compared to 32.9% for the nine months ended February 28, 2025. Excluding the gain on a sale of property and equipment in the three months ended February 28, 2025, selling and administrative expenses improved by 0.4%. The improvement as a percent of revenue was primarily due to operating leverage from revenue growth.

Operating income for the First Aid and Safety Services reportable operating segment was $254.7 million for the nine months ended February 28, 2026, compared to $218.0 million for the nine months ended February 28,

2025. Operating income was 24.9% of the reportable operating segment’s revenue, compared to 24.4% for the nine months ended February 28, 2025. The improvement as a percent of revenue was primarily a result of the improvement in gross margin and improved operating leverage from revenue growth.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the nine months ended February 28:

(In thousands)	2026	2025

Net cash provided by operating activities	$1,567,176	$1,525,587
Net cash used in investing activities	$(410,151)	$(474,372)
Net cash used in financing activities	$(1,238,973)	$(1,146,012)

Cash and cash equivalents at the end of the period	$183,204	$243,428
Cash and cash equivalents as of February 28, 2026 and 2025, include $97.6 million and $34.2 million, respectively, that is located outside of the U.S.

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

We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of liquidity. In addition, we have access to $2.0 billion of debt capacity from our revolving credit facility under our credit agreement. We believe the Company has sufficient liquidity to operate in the current business environment for at least the next 12 months and the foreseeable future thereafter. Acquisitions, repurchases of our common stock and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $1,567.2 million for the nine months ended February 28, 2026, compared to $1,525.6 million for the nine months ended February 28, 2025. The change from the prior fiscal year was primarily due to an increase in net income, favorable changes in working capital, specifically, accounts receivable, net and income taxes. These changes were partially offset by unfavorable changes in working capital, specifically accrued liabilities and accounts payable.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $299.1 million and $294.3 million for the nine months ended February 28, 2026 and 2025, respectively. Capital expenditures in the nine months ended February 28, 2026, included $206.5 million for the Uniform Rental and Facility Services reportable operating segment and $48.7 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $102.7 million and $198.8 million for the nine months ended February 28, 2026 and 2025, respectively. The acquisitions during both the nine months ended February 28, 2026 and 2025, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection Services operating segment, which is included in All Other. In addition, during the nine months ended February 28, 2025, Cintas received cash proceeds of $24.0 million related to the sale of property and equipment. Net cash used in investing activities also includes $8.3 million and $7.1 million of purchases of investments during the nine months ended February 28, 2026 and 2025, respectively.
Net cash used in financing activities was $1,239.0 million and $1,146.0 million for the nine months ended February 28, 2026 and 2025, respectively. The increase in cash used in financing activities was due to an increase in repurchases of common stock and an increase in dividends paid. This increase in cash used in financing activity was partially offset by an increase in the net issuance of commercial paper in the nine months ended February 28, 2026.

On July 26, 2022, July 23, 2024 and October 28, 2025, Cintas announced that the Board of Directors (the Board) authorized share buyback programs, each for $1.0 billion. The July 26, 2022 share buyback plan was completed during the second quarter of fiscal 2026. Neither of the outstanding share buyback programs have an expiration date.
The following table summarizes the share buyback activity by program for the nine months ended February 28:

	2026			2025
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	1,272	$207.13	$263,564	2,732	$173.40	$473,617
July 23, 2024	2,688	189.32	508,924	—	—	—
October 28, 2025	—	—	—	—	—	—
	3,960	$195.04	$772,488	2,732	$173.40	$473,617

Shares acquired for taxes due (1)	753	$213.57	$160,739	1,052	$194.31	$204,512

Total repurchase of Cintas common stock			$933,227			$678,129
(1)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

There were no share buybacks in the period subsequent to February 28, 2026, through April 7, 2026. From the inception of the July 23, 2024 share buyback program through April 7, 2026, Cintas has purchased 2.7 million shares of Cintas common stock in the aggregate, at an average price of $189.32 per share, for a total purchase price of $508.9 million. Cintas has made no purchases under the October 28, 2025 share buyback program.

The Board declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Nine months ended February 28, 2026
April 8, 2025	May 15, 2025	June 13, 2025	$0.39	$157.8
July 29, 2025	August 15, 2025	September 15, 2025	0.45	182.3
October 28, 2025	November 14, 2025	December 15, 2025	0.45	180.8
			$1.29	$520.9

Nine months ended February 28, 2025
April 9, 2024	May 15, 2024	June 14, 2024	$0.3375	$137.6
July 23, 2024	August 15, 2024	September 3, 2024	0.3900	158.0
October 29, 2024	November 15, 2024	December 13, 2024	0.3900	158.1
			$1.1175	$453.7

Accrued Dividends

As of February 28, 2026
January 20, 2026 (1)	February 13, 2026	March 13, 2026	$0.45	$180.6

As of February 28, 2025
January 14, 2025 (1)	February 14, 2025	March 14, 2025	$0.39	$158.1
(1)The dividends declared during the three months ended February 28, 2026 and 2025 were included in current accrued liabilities on the consolidated condensed balance sheet at February 28, 2026 and 2025.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated results of operations and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

During the nine months ended February 28, 2026, Cintas issued $229.5 million, net of commercial paper.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2026	May 31, 2025

Debt due within one year
Commercial paper	3.81%	(1)	2026	2026	$229,490	$—
Total debt due within one year					$229,490	$—

Debt due after one year
Senior notes	3.70%		2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%		2025	2028	400,000	400,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	236,550
Debt issuance costs					(9,249)	(11,551)
Total debt due after one year					$2,427,301	$2,424,999
(1)Variable rate debt instrument. The rate presented is the weighted average variable borrowing rate at February 28, 2026.
Cintas Corporation No. 2 (Corp. 2) entered into a credit agreement which supports our commercial paper program on March 27, 2026 (the Credit Agreement). The Credit Agreement has capacity under the revolving credit facility of $2.0 billion and contains a letter of credit sub-facility of up to $300.0 million and a swing line sub-facility of up to $150.0 million. The Credit Agreement has an accordion feature that provides Cintas with the ability to request increases to the borrowing commitments under the revolving credit facility up to $1.0 billion in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 27, 2031. In connection with the entry into the Credit Agreement, on March 27, 2026, Corp. 2 terminated all commitments and repaid all obligations under its existing Third Amended and Restated Credit Agreement, dated as of March 23, 2022 (as amended, restated, supplemented or otherwise modified from time to time prior to such date, the “Existing Credit Agreement”). Upon the termination of the Existing Credit Agreement, all of the obligations under the Existing Credit Agreement were terminated. As of February 28, 2026 there was $229.5 million of commercial paper outstanding with a weighted average interest rate of 3.81% and no borrowings on our Existing Credit Agreement. As of May 31, 2025, there was no commercial paper outstanding and no borrowings on our Existing Credit Agreement.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past and we expect to access such markets from time to time in the future to fund our cash requirements, including the repayment of short-term and/or long-term obligations. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2026, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Corp. 2 is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,436.6 million aggregate principal amount of senior notes outstanding as of February 28, 2026, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Nine Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	February 28, 2026	February 28, 2025

Net sales to unrelated parties	$7,932,208	$7,278,585
Net sales to non-guarantors	$13,117	$12,988
Operating income	$1,795,784	$1,636,362
Net income	$1,374,065	$1,243,526

Summarized Consolidated Condensed Balance Sheets (In thousands)	February 28, 2026	May 31, 2025

ASSETS
Receivables due from non-obligor subsidiaries	$85,473	$59,346
Total other current assets	$3,319,582	$3,203,986
Total other noncurrent assets	$6,203,134	$5,972,476

LIABILITIES
Amounts due to non-obligor subsidiaries	$126,831	$93,926
Current liabilities	$1,707,258	$1,560,058
Noncurrent liabilities	$3,563,955	$3,429,841

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, including statements regarding our future business plans and expectations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements in this release include, but are not limited to, statements about the completion and the benefits of the transaction between Cintas and UniFirst (the “Transaction”), including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, and other statements that are not historical facts. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.
The following Transaction-related factors, among others, could cause actual results to differ materially from those expressed in or implied by forward-looking statements: the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between Cintas and UniFirst; the outcome of any legal proceedings that may be instituted against Cintas or UniFirst; the possibility that the Transaction does not close when expected or at all because required regulatory, shareholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the risk that the benefits from the Transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Cintas and UniFirst operate; any failure to promptly and effectively integrate the businesses of Cintas and UniFirst; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of Cintas’ or UniFirst’s customers, employees or other business partners, including those resulting from the announcement, pendency or completion of the Transaction; the dilution caused by Cintas’ issuance of additional shares of its capital stock in connection with the Transaction; changes in the trading price of Cintas’ or UniFirst’s capital stock; and the diversion of management’s attention and time to the Transaction from ongoing business operations and opportunities.
Additional important factors relating to Cintas that could cause actual results to differ from those in forward-looking statements include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; supply chain constraints and macroeconomic conditions, including inflationary pressures and higher interest rates; changes in global trade policies, tariffs, and other measures that could restrict international trade; fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; Cintas' ability to meet its aspirations relating to sustainability opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls over financial reporting; the effect of new accounting pronouncements; risks associated with cybersecurity threats, including disruptions caused by the inaccessibility of computer systems data and cybersecurity risk management; the initiation or outcome of litigation, investigations or other proceedings;

higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics; the amount and timing of repurchases of Cintas' common stock, if any; changes in global tax and labor laws; the reactions of competitors in terms of price and service and the other risks and contingencies detailed in Cintas’ most recent Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission.
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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of February 28, 2026. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2026, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2025 (2)	62,851	$187.14	20,300	$1,491.1
January 1 - 31, 2025 (3)	46,808	$190.97	—	$1,491.1
February 1 - 28, 2026 (4)	54,953	$197.61	—	$1,491.1
Total	164,612	$191.72	20,300	$1,491.1

(1)On July 23, 2024, Cintas announced that the Board authorized a $1.0 billion share buyback program which does not have an expiration date. From the inception of the July 23, 2024 share buyback program through February 28, 2026, Cintas has purchased a total of 2.7 million shares of Cintas common stock at an average price of $189.32 per share for a total purchase price of $508.9 million. On October 28, 2025, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the October 28, 2025 share buyback program through February 28, 2026.
(2)During December 2025, Cintas acquired 42,551 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $189.11 per share for a total purchase price of $8.0 million.
(3)During January 2026, Cintas acquired 46,808 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $190.97 per share for a total purchase price of $8.9 million.
(4)During February 2026, Cintas acquired 54,953 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $197.61 per share for a total purchase price of $10.9 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended February 28, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.
EXHIBITS

2.1*
Agreement and Plan of Merger, among Cintas Corporation, UniFirst Corporation, Bruin Merger Sub I, Inc., and Bruin Merger Sub II, LLC, dated March 10, 2026 (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 11, 2026.)

10.1
Credit Agreement, dated as of March 27, 2026, among Cintas Corporation No.2, the Lenders party thereto and KeyBank National Association, as Administrative Agent. (Incorporated by reference to Cintas’ Current Report on Form 8-K dated March 31, 2026)

22
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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended February 28, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Cintas hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	April 7, 2026	/s/	Scott A. Garula

Scott A. Garula
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)