Form 10-K
period 2026-05-31
CINTAS CORP
filed 2026-07-29
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 31, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati,	Ohio	45262-5737
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued is audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2025, was $74,381,019,287 based on a closing sale price of $186.02 per share. As of June 30, 2026, 779,589,240 shares of the Registrant's Common Stock were issued, and 400,169,561 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Overview
Cintas Corporation (Cintas, Company, we, us or our), a Washington corporation, helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, shop towels, restroom supplies, workplace water services, first aid and safety products, automated external defibrillators (AEDs), eye-wash stations, safety training, fire extinguishers, sprinkler systems and alarm testing, Cintas helps customers get Ready for the Workday®. Cintas was founded in 1968 by Richard T. Farmer when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and the remaining operating segments included in All Other for the fiscal years ended May 31:

(In thousands)	2026	2025	2024

Uniform Rental and Facility Services	$8,621,624	$7,976,073	$7,465,199
First Aid and Safety Services	1,391,853	1,218,090	1,067,334
All Other	1,251,284	1,146,018	1,064,082
Total Revenue	$11,264,761	$10,340,181	$9,596,615

Additional information regarding each reportable operating segment and All Other is also included in "Item 8. Financial Statements and Supplementary Data," in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."

Agreement and Plan of Merger
On March 10, 2026, UniFirst Corporation (UniFirst), the Company, Bruin Merger Sub I, Inc., a wholly owned subsidiary of Cintas (Merger Sub Inc.), and Bruin Merger Sub II, LLC, a wholly owned subsidiary of Cintas (Merger Sub LLC) entered into an Agreement and Plan of Merger (Merger Agreement), pursuant to which, (i) Merger Sub Inc. will merge with and into UniFirst (first merger), whereupon the separate existence of Merger Sub Inc. will cease, and UniFirst will continue as the surviving corporation and a wholly owned subsidiary of Cintas, and (ii) immediately after the first merger, UniFirst will merge with and into Merger Sub LLC (second merger), whereupon the separate existence of UniFirst will cease, and Merger Sub LLC will continue as the surviving entity and a wholly owned subsidiary of Cintas. The transaction between Cintas and UniFirst is referred to herein as the "Transaction." In connection with the Transaction, UniFirst shareholders will receive the merger consideration, which consists of (i) $155.00 in cash and (ii) 0.7720 of validly issued, fully paid and non-assessable shares of Cintas common stock (with, if applicable, cash in lieu of fractional shares), in each case without interest and subject to any required tax withholding, and each applicable holder of such shares of UniFirst stock will cease to have any rights with respect thereto, except the right to receive the applicable merger consideration. Under the terms of the Merger Agreement, subject to the satisfaction (or, to the extent permitted by applicable law in accordance with the Merger Agreement, waiver) of certain conditions, Cintas will acquire all the outstanding shares of UniFirst common stock in a transaction valued at approximately $5.5 billion. UniFirst is a North American company in the supply and servicing of uniform and workwear programs, facility service products, as well as first aid and safety supplies and services. On June 12, 2026, UniFirst announced that at UniFirst’s Special Meeting of Shareholders, UniFirst’s shareholders voted to approve the pending acquisition by Cintas.

The obligations of each of Cintas, Merger Sub Inc., Merger Sub LLC and UniFirst to complete the Transaction are subject to the satisfaction or (to the extent permitted by law) waiver by Cintas and UniFirst of the following conditions:
•    the shares of Cintas common stock to be issued in connection with the mergers having been approved for listing on the NASDAQ, subject to official notice of issuance;
•    any applicable waiting period (and any extension thereof) under the HSR Act relating to the completion of the mergers having expired or early termination thereof having been granted and any authorization or consent from a governmental authority required to be obtained with respect to the mergers under certain antitrust laws having been obtained and remaining in full force and effect;
•    the authorization or consent of the applicable governmental authority in respect of certain of UniFirst's permits having been obtained and remaining in full force and effect; and
•    no governmental authority of competent jurisdiction having issued or entered any order or promulgated or enacted any law after the date of the Merger Agreement having the effect of enjoining or otherwise prohibiting the completion of the mergers.
In addition, the obligations of each of Cintas, Merger Sub Inc. and Merger Sub LLC to complete the Transaction are subject to the satisfaction or (to the extent permitted by law) waiver by Cintas of the following conditions:
•    accuracy as of the closing date of the representations and warranties made by UniFirst to the extent specified in the Merger Agreement;
•    UniFirst having performed or complied in all material respects with its obligations under the Merger Agreement required to be performed or complied with on or prior to the closing of the mergers;
•    since the date of the Merger Agreement, no event, circumstance, occurrence, effect, fact, development or change having occurred that had or would reasonably be expected to have, individually or in the aggregate, a “material adverse effect” on UniFirst that is continuing; and
In addition, the obligations of UniFirst to complete the mergers are subject to the satisfaction or (to the extent permitted by law) waiver by UniFirst of the following conditions:
•    accuracy as of the date of the Merger Agreement and as of the closing date of the representations and warranties made by Cintas, Merger Sub Inc. and Merger Sub LLC to the extent specified in the Merger agreement;
•    Cintas, Merger Sub Inc. and Merger Sub LLC having performed or complied in all material respects with each of their respective obligations required under the Merger Agreement to be performed or complied with on or prior to the closing of the mergers;
•    since the date of the Merger Agreement, no event, circumstance, occurrence, effect, fact, development or change having occurred that had or would reasonably be expected to have, individually or in the aggregate, a “material adverse effect” on Cintas that is continuing.

The Transaction has not closed as of the date of the filing of this Form 10-K. We expect the Transaction to close in the second half of calendar 2026.

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

Operations and Distribution
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. At May 31, 2026, Cintas, in total, had approximately 12,500 local delivery routes, 484 operational facilities and 12 distribution centers.

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

Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. Our journey started in 1929 during the Great Depression when Doc and Amelia Farmer collected shop towels that had been disposed by manufacturing facilities along the Ohio River. They washed, recycled and sold the clean towels back to companies. Today, the majority of our total Company revenue comes from our Uniform Rental and Facility Services reportable operating segment. Most of these items are cleaned and processed in ways that extend their lifespan and, when not in use, are re-stocked for future customers to maximize their lifespan. Our laundering processes generate far less wastewater than home laundering. Water discharged into the environment is treated at our operating facilities and in accordance with local discharge standards and permits. Our lasting commitment to the environment and our communities is evident from our processes and innovation, which are designed to ensure that our operational facilities are operating efficiently. Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. The primary federal statutes that apply to our activities in the U.S. are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. While environmental compliance is not a material component of our costs, Cintas makes capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote employee-partner safety and to carry out its environmental sustainability principles. Environmental spending related to water treatment and waste removal was approximately $30.0 million in fiscal 2026, approximately $29.0 million in fiscal 2025 and approximately $27.0 million in fiscal 2024. Capital expenditures to limit or monitor hazardous substances totaled approximately $5.8 million in fiscal 2026, approximately $4.8 million in fiscal 2025 and approximately $1.7 million in fiscal 2024.

In addition, health and safety regulations have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. Cintas is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee-partner data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, Cintas’ compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. In fiscal 2026, compliance with the applicable laws, government regulations, including environmental regulations, and standards did not have a material effect on Cintas’ capital expenditures or consolidated results of operations. For a discussion of the risks associated with government regulations that may materially impact Cintas, please see “Item 1A: Risk Factors—Legal and Regulatory Risks.”

Communication
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information and for complying with our disclosure obligations under Regulation FD. Cintas files with, or furnishes to, the Securities and Exchange Commission (SEC) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investor Relations page of its website at www.cintas.com/investors/financial-reports and its Code of Conduct and Business Ethics can be found under the About - Who We Are page of its website at www.cintas.com/company. Cintas intends to post on its website, within four business days after approval, any amendments or waivers to provisions of the Cintas Code of Conduct and Business Ethics for officers or directors in accordance with and if required by applicable law. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page under the FAQs. The content on any website referred to in this Annual Report on Form 10-K is not incorporated herein by reference unless expressly noted.

Human Capital
Cintas’ key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, Cintas’ human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employee-partners through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. The principles and values our employee-partners share are the driving force behind all our accomplishments. At May 31, 2026, Cintas employed approximately 48,100 employee-partners in our global workforce, of which approximately 800 were represented by labor unions.

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

Talent Development
Cintas is committed to actively recruiting, retaining, developing and advancing a talented workforce. We provide numerous training opportunities for our employee-partners, with a focus on continuous learning and development and methodologies to manage performance, provide feedback and develop talent. We offer a wide array of training solutions (classroom, hands-on and e-learning) for our employee-partners. Our talent development programs strive to provide employee-partners resources to achieve career goals and build management and leadership skills. We also have multiple Employee-Partner Business Resource Groups which help foster inclusion among all employee-partners to build awareness, recruit and retain a diverse workforce and support the overall success of Cintas. In addition, we offer mentoring programs, a management trainee program and executive leadership programs to support the professional growth of our employee-partners and ensure we have the right succession plans in place.

Health and Safety
We aspire to achieve zero workplace injuries and collisions and provide a safe, open, healthy and accountable work environment for our employee-partners. To align with internationally recognized standards, we have implemented an occupational health and safety management system in accordance with the Occupational Safety and Health Administration (OSHA) that is modeled after the International Organization for Standardization (ISO) 45001 and OSHA Voluntary Protection Program (VPP). Employee-partners, contractors, vendors and visitors are all covered by the system, which focuses on worksite analysis, hazard prevention, training, management commitment and worker involvement. We are also committed to continuously improving performance through our employee-partner-driven Health and Safety Improvement Committees in every operation, while corporate health and safety employee-partners conduct annual reviews of our operations. Additionally, every year our employee-partners receive online, on-the-job and classroom training on over 50 health and safety topics, and all maintenance staff must complete our award-winning Maintenance Safety Certification process. Every Cintas driver completes monthly driver safety training courses and/or on-the-road skills evaluations. All production-related managers attend OSHA’s 10-hour safety training course, and each member of our Senior Management team takes the Management and Leadership Skills for Environmental Health and Safety Professionals Course, part of the Harvard T.H. Chan School of Public Health safety and health curriculum. In addition, we provide several channels for all employee-partners to speak up, ask for guidance and report concerns related to ethics or safety violations, and we seek to address those concerns and take appropriate actions to uphold our Cintas values and health and safety culture. Through these efforts, Cintas has reduced our recordable injury rate by over 80% since 2008, has been awarded 140 OSHA VPP Star sites, which is more than triple any other U.S. company, and has received numerous safety, health and ergonomics awards from national and international groups.

Employee-Partner Wellness
We are committed to the physical and mental health and wellness of our employee-partners. We provide our employee-partners and their families with access to a variety of health and wellness programs, including our long-running Live Well program that supports employee-partners on their health and wellness journeys. We provide free annual biometric screening and health assessments at work or offsite, a tobacco cessation program, weight management programs and an employee-partner assistance program, which offers advice on mental health, legal and financial issues.

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

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words, terms or expressions such as “estimates,” "confident," "continue," "hope," "likely," "might," "possible," "potential," "trend," “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “targets,” “forecasts,” “believes,” “seeks,” “could,” “should,” “may,” "strategy," and "objective” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ materially from those set forth in or implied by this Annual Report. Factors that are related to the Transaction that might cause such a difference include, but are not limited to, the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between Cintas and UniFirst; the outcome of any legal proceedings that may be instituted against Cintas or UniFirst; the possibility that the Transaction does not close when expected or at all because required regulatory, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the risk that the benefits from the Transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Cintas and UniFirst operate; any failure to promptly and effectively integrate the businesses of Cintas and UniFirst; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of Cintas' or UniFirst's customers, employees or other business partners, including those resulting from the announcement, pendency or completion of the Transaction; the dilution caused by Cintas' issuance of additional shares of its capital stock in connection with the Transaction; changes in the trading price of Cintas' or UniFirst's capital stock; and the diversion of management's attention and time to the Transaction from ongoing business operations and opportunities. Additional factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; supply chain constraints and macroeconomic conditions, including inflationary pressures and higher interest rates; changes in global trade policies, tariffs and other measures that could restrict international trade; fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our aspirations relating to sustainability opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls over financial reporting; the effect of new accounting pronouncements; risks associated with cybersecurity threats, including disruptions caused by the inaccessibility of computer systems data and cybersecurity risk management; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics; the amount and timing of repurchases of our common stock, if any; changes in global tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. These risks and uncertainties include, but are not limited to, those described in this section and elsewhere in this report and may also be described from time to time in our future reports filed with the SEC. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business. Forward-looking and other statements in this Annual Report on Form 10-K regarding our greenhouse gas (GHG) reduction plans and other sustainability aspirations are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking GHG-related and/or sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

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

Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, minimum wages, labor shortages or shortages of skilled labor, regulations regarding the classification of employees and/or their eligibility for overtime wages, higher material costs for items such as fabrics, textiles and other products used in our operations, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and facility services, cost of other services and selling and administrative expenses.

In addition, changes in U.S. and foreign trade policies, including the imposition of new tariffs, increases in existing tariffs, retaliatory trade measures, import or export restrictions, economic sanctions, customs regulations and other actions affecting international commerce, could increase the cost of raw materials, finished goods, equipment and other products sourced directly by us or indirectly through our suppliers. Such measures could also reduce the availability of products and materials, disrupt established sourcing arrangements, increase transportation and logistics costs, extend lead times and contribute to volatility in commodity and input costs. We may not be able to predict, mitigate or fully offset the impact of such measures, and competitive conditions or contractual arrangements may limit our ability to pass increased costs on to customers in a timely manner, or at all.

Further, geopolitical tensions, armed conflicts, acts of terrorism, military actions and related sanctions or other governmental responses, including developments in the Middle East and other strategically important regions, may disrupt global trade routes, shipping channels, transportation networks, energy supplies and financial markets. Such events may contribute to volatility in fuel and energy prices, increase freight and distribution costs, adversely affect the operations of suppliers and other business partners, and exacerbate inflationary pressures and broader economic uncertainty. Disruptions affecting key maritime shipping routes, ports or other critical infrastructure could adversely affect the availability, timing and cost of materials and products used in our business and may require us or our suppliers to implement alternative sourcing, transportation or inventory strategies, which could increase costs and reduce operating efficiencies. As a result, these factors could adversely affect our revenue, operating margins, cash flows and consolidated results of operations.

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
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable acquisitions on favorable terms or at all. We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness also results in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. From time to time, we have issued, and may continue to issue, equity securities to pay for acquisitions, which could adversely affect our consolidated results of operations and result in dilution to our stockholders. In addition, acquisitions we announce could be viewed negatively by investors, which may adversely affect our business or our stock price. Volatility in our stock price may also negatively impact our ability to complete acquisitions on favorable terms.

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

We may be unable to complete the proposed acquisition of UniFirst, or, if completed, successfully integrate UniFirst’s business and realize the anticipated benefits of the Transaction, which could adversely affect our business, financial condition and results of operations.
The proposed acquisition of UniFirst is subject to risks and uncertainties, and there can be no assurance that the Transaction will be completed on the anticipated terms, within the expected timeframe, or at all. Completion of the Transaction is subject to a number of conditions, including, among others, the receipt of required regulatory approvals, including the expiration or termination of applicable waiting periods under the HSR Act. These conditions may not be satisfied in a timely manner or at all. In addition, the merger agreement may be terminated under specified circumstances, including if the transaction is not consummated by the applicable outside date set forth in the Merger Agreement.

If the Transaction is not completed, we would not realize any of the anticipated strategic, operational or financial benefits of the acquisition and could be subject to a number of risks and costs, including a decline in the market price of our common stock to the extent that the current market price reflects expectations that the Transaction will be completed; significant transaction-related expenses, including legal, accounting, financial advisory, financing and other professional fees, whether or not the Transaction is completed; the diversion of management's time and attention from existing business operations and other strategic opportunities; potential adverse reactions from customers, suppliers, business partners, employee-partners and the financial markets; potential litigation relating to the Transaction or the failure to complete the transaction; and, under certain circumstances, the obligation to pay UniFirst a termination fee of $350.0 million.

The announcement and pendency of the Transaction may also disrupt our business operations and relationships regardless of whether the Transaction is completed. Uncertainty regarding the Transaction could make it more difficult to retain and attract employees, maintain relationships with customers, suppliers and other business partners, and pursue business opportunities during the pendency of the Transaction.

In addition, securities class action litigation, derivative litigation or other legal proceedings are often instituted in connection with significant merger transactions. Any such litigation, regardless of its merits, could result in substantial costs, divert management's attention and resources, and delay the completion of the Transaction. An adverse judgment could result in monetary damages, and a successful claim seeking injunctive relief could prevent or materially delay the completion of the Transaction.

Even if the Transaction is completed, we may not realize the anticipated benefits, cost savings, synergies, efficiencies, innovation opportunities, enhanced growth prospects or other strategic objectives expected from the Transaction within the anticipated time period or at all. The integration of UniFirst's business into our operations will be a complex, costly and time-consuming process and may result in significant challenges, including the diversion of management's attention from ongoing business operations; difficulties in retaining key management personnel and other employee-partners; challenges in retaining customers and maintaining relationships with suppliers and other business partners; difficulties in combining and coordinating geographically dispersed operations; challenges associated with consolidating corporate and administrative functions and eliminating duplicative operations; unanticipated issues in integrating information technology, communications, operational and financial reporting systems; previously unknown liabilities; unforeseen integration expenses; and delays in implementing integration initiatives.

The anticipated benefits of the Transaction are based on a number of assumptions that may prove to be inaccurate. If we are unable to successfully integrate UniFirst's business, retain employees and customers, achieve anticipated synergies and efficiencies, effectively manage an expanded organization or otherwise realize the expected benefits of the Transaction, our financial results could differ materially from our expectations. In such circumstances, the Transaction may not be accretive to earnings, may not improve our financial position, may not enhance our ability to reduce leverage, and may not generate the expected cash flows or returns on investment. As a result, our business, financial condition, results of operations and the market price of our common stock could be materially adversely affected.

In addition, the completion of the Transaction is subject to the expiration or termination of applicable waiting periods (including any extension thereof) and the receipt of certain authorizations or consents from regulatory authorities that may impose conditions that could have an adverse effect on us after the completion of the Transaction or, if not obtained, could prevent completion of the Transaction.

We are subject to business uncertainties and contractual restrictions while the Transaction is pending, which could adversely affect our business and operations.
In connection with the pendency of the Transaction, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the Transaction or otherwise. Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of its respective business prior to completing the Transaction. Such limitations could adversely affect our business and operations prior to the completion of the Transaction.

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
Our businesses rely on various information technology systems, including third-party systems, to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. Our information technology systems are subject to damage or interruption due to cybersecurity attacks, system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employee-partners. Although we have an active disaster recovery plan in place that is frequently reviewed and tested, and we believe that we have adopted appropriate measures designed to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our information technology systems could adversely affect our revenue, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations.

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

We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, have had a material adverse effect on our business or results of operations. However, there can be no assurance that we will not experience material cybersecurity incidents in the future. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, or we are unable to successfully address cybersecurity incidents or the risks from cybersecurity threats, we could experience production downtimes, operational delays and interruptions in our ability to provide products and services to our customers, the compromising of confidential or otherwise protected Company, customer, or employee-partner information, destruction or corruption of data, security incidents, or other manipulation or improper use of our systems and networks which could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

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

Our ability to successfully develop, implement and utilize artificial intelligence and other emerging technologies is subject to numerous risks and uncertainties that could adversely affect our business, results of operations, financial condition and reputation.
We are increasingly utilizing artificial intelligence (AI), including generative AI, machine learning, automation and other emerging technologies across various aspects of our business, including customer service, sales and marketing, logistics and route optimization, supply chain management, operational processes, data analytics, software development and internal business functions. We also rely on third-party vendors, service providers and technology partners that utilize AI in products and services that support our operations. The successful deployment of these technologies depends on, among other things, our ability to identify appropriate use cases, maintain high-quality data, develop and implement effective governance and control frameworks, manage costs, protect confidential information and comply with evolving legal and regulatory requirements.

The development, implementation and use of AI technologies present a number of risks. AI systems may produce inaccurate, incomplete, biased, misleading or otherwise flawed outputs, including decisions or recommendations that adversely affect our operations, customers, partners or employee-partners. Errors in AI-generated outputs may lead to operational inefficiencies, customer dissatisfaction, business disruptions, reputational harm, litigation, regulatory scrutiny or liability. In addition, our employee-partners or third parties may use AI technologies in ways that are inconsistent with our policies, contractual obligations or applicable laws.

The regulatory environment governing AI is rapidly evolving in the U.S. and internationally. Existing and new laws, regulations, industry standards and governmental guidance relating to AI, data privacy, cybersecurity, intellectual property, transparency, consumer protection, employment practices and automated decision-making may increase our compliance costs, restrict our ability to develop and deploy AI solutions, require changes to our business practices or expose us to regulatory investigations, enforcement actions, penalties or litigation.

Our use of AI technologies also may increase cybersecurity, privacy and data protection risks. AI systems may process large volumes of proprietary, personal, customer, supplier and employee-partner information, and failures in the design, implementation or oversight of such systems could result in the unauthorized disclosure, misuse, loss or corruption of data. Additionally, threat actors may utilize AI to develop increasingly sophisticated cyberattacks, phishing campaigns, malware, fraud schemes, social engineering techniques and other malicious activities targeting the Company, our customers, suppliers and employee-partners.

Further, AI technologies raise complex intellectual property and ownership issues. We may face claims alleging that AI-generated content, models, tools or outputs infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties. We may also encounter uncertainty regarding our ownership or ability to protect intellectual property created through the use of AI technologies.

In addition, competitors may develop or adopt AI capabilities more rapidly or more effectively than we do, which could impair our ability to compete, improve productivity, enhance customer experiences, attract talent or achieve expected returns on technology investments. The costs of developing, acquiring, maintaining and governing AI technologies may be significant, and the expected benefits may not be realized on a timely basis or at all.

If we are unable to effectively manage the risks associated with AI and other emerging technologies, including risks relating to data protection, cybersecurity, intellectual property, regulatory compliance, operational effectiveness, ethical use and reputational considerations, our business, financial condition, results of operations and reputation could be materially adversely affected.

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
We believe that a key component of our success is our corporate culture, which has been imparted by management throughout our corporate organization. Our corporate culture, along with our entire operation, depends on our ability to attract, develop and retain key employee-partners. Competitive pressures and labor shortages within and outside our industry may make it more difficult and expensive for us to attract and retain key employee-partners which could adversely affect our businesses. Our ability to attract, retain, and motivate employee-partners may also be adversely affected by stock price volatility. In addition, the pendency of the Transaction may cause our current and prospective employee-partners to experience uncertainty about their roles after the completion of the Transaction, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employee-partners.

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
Our outstanding indebtedness along with adverse interest rate fluctuations may have negative consequences on our business, such as requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, as well as increasing our vulnerability to adverse economic or industry conditions. In addition, it may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt. In connection with the proposed Transaction, we expect to incur approximately $2.8 billion in additional indebtedness and, if incurred, would have consolidated indebtedness of approximately $5.2 billion, which is greater than our current indebtedness. Any such increase in indebtedness in comparison to our indebtedness on a historical basis may have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, any new financing arrangements that we enter into in connection with the proposed Transaction, may, under certain circumstances, impose significant operating and financial restrictions on us. Any such restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Canadian dollar. In fiscal years 2026, 2025 and 2024, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of consolidated balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Cybersecurity
We have a cross-departmental approach to addressing cybersecurity risk, including input from employee-partners and our Board of Directors (the Board). The Board, Audit Committee and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program is incorporated into our enterprise risk management program and leverages industry standards and best practices, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0), which organizes cybersecurity into six functions: govern, identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. We have a set of Company-wide policies and procedures concerning cybersecurity matters, which include numerous written information technology (IT) security policies, standards, procedures and guidelines as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

The Company’s Chief Information Security Officer (CISO) is responsible for developing and implementing and managing our cybersecurity security program and reporting on cybersecurity matters to the Audit Committee and the Board. Our CISO has over twenty-five years of IT and cybersecurity experience, has served over fifteen years in various cybersecurity management roles, and has various industry-related degrees and certifications, including a master’s in information technology and the Certified Information Systems Security Professional (CISSP) and Certified in Risk and Information Systems Control (CRISC) certifications. Our CISO is a part of, and is supported by, our IT security team, which includes other security leaders, security engineers, and security analysts. The Board has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to Company priorities, resource allocations and oversight structures. The Board is assisted by the Audit Committee, which regularly reviews our cybersecurity program with the CISO and other members of management and reports back to the Board. The Audit Committee receives reports from the CISO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Cybersecurity reviews by the Audit Committee or the Board occur quarterly, or more frequently as determined to be necessary or advisable.

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

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. At the management level, our IT security team regularly monitors, alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard which covers cyber operational controls along with internal and external threats. Annual risk and cyber maturity assessments are conducted by independent third parties. Further, we conduct periodic external penetration and response testing to assess our processes and procedures against the evolving threat landscape. These tests and assessments are useful tools for maintaining a cybersecurity program that is designed to protect our investors, customers, employee-partners, vendors and intellectual property.

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

We face a number of cybersecurity risks in connection with our business. We are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts. Although such risks and attacks have not materially affected us, including our business strategy, consolidated results of operations or consolidated financial condition, to date, our security programs and measures may not prevent all intrusions. For more information about the cybersecurity risks we face, see the information technology systems related risk factor in Item 1A: Risk Factors - Risks Relating to Business Strategy and Operations.

Item 2.  Properties
Cintas occupies 496 facilities located in 346 cities. Cintas leases 261 of these facilities for various terms ranging from monthly to the year 2039. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, IT and marketing. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 12 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 24,500 vehicles which are used for route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	210
Rental Branches	143
First Aid and Safety Facilities	72
All Other Facilities	54
Distribution Centers (1)	12
Manufacturing Facilities	5
Total	496
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

Item 3.  Legal Proceedings
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. While the results of any such legal proceedings cannot be predicted with certainty, management believes that the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas.

Item 4.  Mine Safety Disclosures
Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Shareholder Information
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." At May 31, 2026, there were approximately 1,100 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 1.0 million beneficial owners.
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

Dividends
Our Board declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

2026
July 29, 2025	August 15, 2025	September 15, 2025	$0.45	$182.3
October 28, 2025	November 14, 2025	December 15, 2025	0.45	180.8
January 20, 2026	February 13, 2026	March 13, 2026	0.45	180.6
April 14, 2026 (1)	May 15, 2026	June 15, 2026	0.45	180.7
Total			$1.80	$724.4

2025
July 23, 2024	August 15, 2024	September 3, 2024	$0.39	$158.0
October 29, 2024	November 15, 2024	December 13, 2024	0.39	158.1
January 14, 2025	February 14, 2025	March 14, 2025	0.39	157.9
April 8, 2025 (1)	May 15, 2025	June 13, 2025	0.39	157.8
Total			$1.56	$631.8

(1)     The dividends declared on April 14, 2026 and April 8, 2025, were included in current accrued liabilities on the consolidated balance sheets at May 31, 2026 and 2025, respectively.

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

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2026 (2)	42,253	$185.42	—	$1,491.1
April 1 - 30, 2026 (3)	18,089	$175.34	—	$1,491.1
May 1 - 31, 2026 (4)	15,153	$169.89	—	$1,485.8
Total	75,495	$179.89	—	$1,485.8
(1) On July 23, 2024, we announced that the Board authorized a $1.0 billion share buyback program which does not have an expiration date. From the inception of the July 23, 2024 share buyback program through May 31, 2026, Cintas purchased a total of 2.7 million shares of Cintas common stock at an average price of $191.29 per share for a total purchase price of $514.2 million. On October 28, 2025, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the October 28, 2025 share buyback program through May 31, 2026.
(2) During March 2026, Cintas acquired 42,253 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $185.42 per share for a total purchase price of $7.8 million.
(3) During April 2026, Cintas acquired 18,089 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $175.34 per share for a total purchase price of $3.2 million.
(4) During May 2026, Cintas acquired 15,153 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $169.89 per share for a total purchase price of $2.6 million.

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

Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section focuses on discussion of fiscal 2026 results compared to fiscal 2025 results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under "Item 1A. Risk Factors." For discussion of fiscal 2025 results compared to fiscal 2024 results, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on July 28, 2025.

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the reportable operating segments for the fiscal years ended May 31, 2026, 2025 and 2024 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

On March 10, 2026, the Company entered into a Merger Agreement pursuant to which the Company will acquire all outstanding shares of UniFirst common stock. UniFirst is a North American company in the supply and servicing of uniform and workwear programs, facility service products, as well as first aid and safety supplies and services. Under the terms of the Merger Agreement, subject to the satisfaction (or, to the extent permitted by applicable law in accordance with the Merger Agreement, waiver) of certain conditions, Cintas will acquire all the outstanding shares of UniFirst common stock in a transaction valued at approximately $5.5 billion. Each share of UniFirst common stock will be converted into the right to receive $155.00 in cash and 0.7720 shares of validly issued, fully paid and non-assessable Cintas common stock, with no par value (with, if applicable, cash in lieu of fractional shares), in each case without interest and subject to any applicable withholding taxes. Completion of the Transaction is subject to a number of conditions, including, among others, the receipt of required regulatory approvals, including the expiration or termination of applicable waiting periods under the HSR Act.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2026	2025

Revenue:
Uniform Rental and Facility Services	76.5%	77.1%
First Aid and Safety Services	12.4%	11.8%
All Other	11.1%	11.1%
Total revenue	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	50.0%	50.7%
First Aid and Safety Services	42.3%	42.8%
All Other	52.4%	52.7%
Total cost of sales	49.4%	50.0%

Gross margin:
Uniform Rental and Facility Services	50.0%	49.3%
First Aid and Safety Services	57.7%	57.2%
All Other	47.6%	47.3%
Total gross margin	50.6%	50.0%

Selling and administrative expenses:
Uniform Rental and Facility Services	25.9%	25.8%
First Aid and Safety Services	32.3%	33.0%
All Other	32.3%	30.6%
Total selling and administrative expenses	27.4%	27.2%

UniFirst transaction expenses	0.1%	—%

Operating income:
Uniform Rental and Facility Services	24.1%	23.5%
First Aid and Safety Services	25.4%	24.2%
All Other	15.3%	16.7%
Total operating income	23.1%	22.8%

Interest expense, net	0.9%	0.9%

Income before income taxes	22.2%	21.9%

Fiscal 2026 Compared to Fiscal 2025
Fiscal 2026 total revenue was $11.3 billion, an increase of 8.9% over the prior fiscal year. Revenue increased organically by 8.3% primarily as a result of increased sales volume. Organic revenue growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.6% due to acquisitions.

Organic revenue growth by quarter for fiscal 2026 is as follows:

First quarter ended August 31, 2025	7.8%
Second quarter ended November 30, 2025	8.6%
Third quarter ended February 28, 2026	8.2%
Fourth quarter ended May 31, 2026	8.4%

For the fiscal year ended May 31, 2026	8.3%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 8.1%, to $8,621.6 million compared to $7,976.1 million in fiscal 2025. Organic revenue growth for this reportable operating segment was 7.6%. Revenue growth was positively impacted by 0.4% due to acquisitions and 0.1% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 11.8%, to $2,643.1 million compared to $2,364.1 million in fiscal 2025. Revenue improved from increases in sales representative productivity and price increases. Revenue increased organically by 10.6%. Revenue growth was positively impacted by 1.2% due to acquisitions.

Cost of uniform rental and facility services increased 6.7% compared to fiscal 2025. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. The change from the prior year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as an increase in material cost to support increased revenue growth. As a percent of revenue, the cost of uniform rental and facility services improved from 50.7% in fiscal 2025, to 50.0% in fiscal 2026, primarily due to more efficient use of in-service inventory and production efficiency gains.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 10.6% in fiscal 2026 compared to fiscal 2025, as a result of higher other revenue, but decreased as a percent of revenue to 47.1%, compared to 47.6% in fiscal 2025. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses increased $271.7 million, to 27.4% as a percent of revenue, compared to 27.2% in fiscal 2025. In fiscal 2025 we recorded a $15.0 million gain on a sale of property which impacted all segments by the same percent of revenue of approximately 0.2%. Excluding that gain on the sale of property, selling and administrative expenses were consistent from fiscal 2025 to fiscal 2026.

As a result of the Transaction with UniFirst, the Company incurred $16.1 million in transaction expenses in fiscal 2026 which relate primarily to legal and professional services, regulatory fees and financing fees. Of the $16.1 million, $15.1 million was recorded in selling and administrative expenses, and $1.0 million was recorded in interest expense, on the consolidated statements of income. No transaction expenses were incurred in fiscal 2025.

Net interest expense (interest expense less interest income) was $101.2 million in fiscal 2026 compared to $95.5 million in fiscal 2025 but was the same as a percent of revenue.

Income before income taxes was $2,505.3 million, an increase of $241.1 million, or 10.6%, compared to fiscal 2025. The increase in income before income taxes was primarily due to revenue growth, as well as the improvements in gross margin previously mentioned.

Cintas' effective tax rate for fiscal 2026 and fiscal 2025 was 20.2% and 20.0%, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for fiscal 2026 of $2,000.0 million was a 10.4% increase compared to fiscal 2025. Diluted earnings per share of $4.91 was an 11.6% increase compared to fiscal 2025 diluted earnings per share of $4.40. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $645.6 million, or 8.1%, and the cost of uniform rental and facility services increased $271.2 million, or 6.7%, due to the reasons previously discussed. The reportable operating segment's fiscal 2026 gross margin was 50.0% of revenue compared to 49.3% in fiscal 2025. The improvement in gross margin was primarily due to more efficient use of in-service inventory and production efficiency gains.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $170.7 million in fiscal 2026 compared to fiscal 2025 in order to support revenue growth as well as invest in technology and selling resources. Selling and administrative expense as a percent of revenue for fiscal 2026 was 25.9% compared to 25.8% in fiscal 2025. Excluding the gain on sale of property noted previously, selling and administrative expenses as a percent of revenue were largely consistent as compared to the prior fiscal year.

Operating income for the Uniform Rental and Facility Services reportable operating segment increased $203.6 million, or 10.9%, for fiscal 2026 compared to fiscal 2025. The increase in operating income was due to the previously discussed growth in revenue and improvements in gross margin. Operating income as a percent of revenue was 24.1% compared to 23.5% in fiscal 2025. The improvement over the prior fiscal year was primarily a result of the previously discussed improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $173.8 million in fiscal 2026, a 14.3% increase compared to fiscal 2025. Organic revenue growth for this reportable operating segment was 14.0%. Revenue growth was positively impacted by 0.3% due to acquisitions. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $67.9 million, or 13.0%, in fiscal 2026, due to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses and service expenses. Gross margin as a percent of revenue was 57.7% for fiscal 2026 compared to 57.2% in fiscal 2025. The improvement in gross margin as a percent of revenue was primarily driven by favorable changes in the sales mix, sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $47.2 million, or 11.7%, in fiscal 2026 compared to fiscal 2025, but decreased as a percent of revenue to 32.3% in fiscal 2026 compared to 33.0% in fiscal 2025. The improvement in selling and administrative expenses as a percent of revenue was largely due to operating leverage as revenue grew at a faster rate than expenses.

Operating income for the First Aid and Safety Services reportable operating segment was $353.4 million in fiscal 2026, an increase of $58.7 million, or 19.9%, compared to fiscal 2025. Operating income as a percent of revenue at 25.4%, increased from 24.2% in fiscal 2025 due to the previously discussed growth in revenue and improvements in gross margin and selling and administrative expenses.

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2026	2025

Net cash provided by operating activities	$2,276,280	$2,165,905
Net cash used in investing activities	$(568,428)	$(623,638)
Net cash used in financing activities	$(1,682,072)	$(1,619,011)

Cash and cash equivalents at end of year	$289,018	$263,973

Cash and cash equivalents as of May 31, 2026 and 2025, include $78.5 million and $57.8 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $2,276.3 million for fiscal 2026, which was an increase of $110.4 million, or 5.1%, compared to fiscal 2025. The increase was primarily the result of an increase in net income, deferred income taxes and favorable changes in working capital, primarily income taxes, current, accounts receivable, net, and inventories, net. These improvements were partially offset by unfavorable changes in working capital, specifically accounts payable, accrued liabilities and other, and uniforms and other rental items in service.

Net cash used in investing activities was $568.4 million in fiscal 2026, compared to $623.6 million in fiscal 2025. Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $395.1 million and $408.9 million for fiscal 2026 and fiscal 2025, respectively. Capital expenditures for fiscal 2026 included $279.4 million for the Uniform Rental and Facility Services reportable operating segment and $59.0 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses, net of cash acquired, was $164.5 million and $232.9 million for fiscal 2026 and fiscal 2025, respectively. The acquisitions in both fiscal 2026 and 2025 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. In addition, during fiscal 2025, Cintas received cash proceeds of $24.0 million related to the sale of property and equipment. Net cash used in investing activities also included $8.3 million and $7.2 million of purchases of investments during fiscal 2026 and fiscal 2025, respectively.

Net cash used in financing activities was $1,682.1 million for fiscal 2026, compared to $1,619.0 million in fiscal 2025. The increase in cash used in financing activities was primarily due to an increase in dividends paid, repurchases of common stock and debt issuance costs.

On July 26, 2022, July 23, 2024 and October 28, 2025, Cintas announced that the Board authorized share buyback programs, each for $1.0 billion. The July 26, 2022 share buyback program was completed during the second quarter of fiscal 2026. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the share buyback activity by program and fiscal years ended May 31:

	2026			2025
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

July 26, 2022	1,272	$207.13	$263,564	3,794	$179.07	$679,329
July 23, 2024	2,688	191.29	514,221	—	—	—
October 28, 2025	—	—	—	—	—	—
	3,960	$196.38	$777,785	3,794	$179.07	$679,329

Shares acquired for taxes due (1)	829	$210.50	$174,319	1,297	$196.87	$255,471

Total repurchase of Cintas common stock			$952,104			$934,800

(1) Shares of Cintas stock acquired for employee-partner payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to May 31, 2026, through July 29, 2026, we purchased 0.2 million shares of Cintas common stock at an average price of $199.70 per share, for a total purchase price of $48.4 million. From the inception of the July 23, 2024 share buyback program through July 29, 2026, Cintas has purchased 2.9 million shares of Cintas common stock in the aggregate, at an average price of $191.99 per share, for a total purchase price of $562.7 million. Cintas has made no purchases under the October 28, 2025 share buyback program.

Our Board declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Fiscal Year 2026
April 8, 2025	May 15, 2025	June 13, 2025	$0.39	$157.8
July 29, 2025	August 15, 2025	September 15, 2025	0.45	182.3
October 28, 2025	November 14, 2025	December 15, 2025	0.45	180.8
January 20, 2026	February 13, 2026	March 13, 2026	0.45	180.6
Total			$1.74	$701.5

Fiscal Year 2025
April 9, 2024	May 15, 2024	June 14, 2024	$0.3375	$137.6
July 23, 2024	August 15, 2024	September 3, 2024	0.3900	158.0
October 29, 2024	November 15, 2024	December 13, 2024	0.3900	158.1
January 14, 2025	February 14, 2025	March 14, 2025	0.3900	157.9
Total			$1.5075	$611.6

Accrued Dividends
As of May 31, 2026
April 14, 2026 (1)	May 15, 2026	June 15, 2026	$0.45	$180.7

As of May 31, 2025
April 8, 2025 (1)	May 15, 2025	June 13, 2025	$0.39	$157.8
(1)     The dividends declared on April 14, 2026 and April 8, 2025 were included in current accrued liabilities on the consolidated balance sheets at May 31, 2026 and 2025, respectively.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated results of operations and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

During the fiscal year ended May 31, 2026, Cintas paid $5.2 million in prepaid short term debt financing fees related to bridge loan financing in connection with the Transaction.

The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2026	2025

Debt due within one year
Senior notes	3.70%	2017	2027	$1,000,000	$—
Debt issuance costs				(1,013)	—
Total debt due within one year				$998,987	$—

Debt due after one year
Senior notes	3.70%	2017	2027	$—	$1,000,000
Senior notes	4.20%	2025	2028	400,000	400,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(7,464)	(11,551)
Total debt due after one year				$1,429,086	$2,424,999
Cintas Corporation No. 2 (Corp. 2) entered into a credit agreement which supports our commercial paper program on March 27, 2026 (the Credit Agreement). The Credit Agreement has capacity under the revolving credit facility of $2.0 billion and contains a letter of credit sub-facility of up to $300.0 million and a swing line sub-facility of up to $150.0 million. The Credit Agreement has an accordion feature that provides Cintas with the ability to request increases to the borrowing commitments under the revolving credit facility of up to $1.0 billion in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 27, 2031. In connection with the entry into the Credit Agreement, on March 27, 2026, Corp. 2 terminated all commitments and repaid all obligations under its existing Third Amended and Restated Credit Agreement, dated as of March 23, 2022 (as amended, restated, supplemented or otherwise modified from time to time prior to such date, the “Existing Credit Agreement”). Upon the termination of the Existing Credit Agreement, all the obligations under the Existing Credit Agreement were terminated. As of both May 31, 2026 and 2025, there was no commercial paper outstanding and no borrowings on our revolving credit facility.
In connection with the Transaction, we also entered into a commitment letter on March 10, 2026 with certain debt commitment parties, who have committed to provide a 364-day senior unsecured bridge facility in an aggregate principal amount of $2.85 billion (the Bridge Facility) consisting of two separate tranches. The funding of the Bridge Facility provided for in the commitment letter is subject to the satisfaction of certain customary limited conditions, including the consummation of the mergers in accordance with the merger agreement and the execution and delivery of definitive documentation with respect to the Bridge Facility in accordance with the terms set forth in the commitment letter. As of May 31, 2026, there was no borrowings on our Bridge Facility.
The Credit Agreement includes, among other things, “certain funds” provisions pursuant to which $1.25 billion of the commitments under the Credit Agreement are available for, subject to the satisfaction of certain limited conditions (including the consummation of the mergers in accordance with the merger agreement), the consummation of the Transaction. The commitments under one of the two tranches of the Bridge Facility were replaced by the revolving credit facility.
Cintas' debt agreements contain certain covenants. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain a certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all of the debt covenants for all periods presented.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2026, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Corp. 2 is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,436.6 million aggregate principal amount of senior notes outstanding as of May 31, 2026, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries. See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for more information on Cintas' outstanding debt.

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

Summarized financial information of the Obligor Group is as follows as of and for the fiscal years ended May 31:

Summarized Consolidated Statements of Income (In thousands)	2026	2025

Net sales to unrelated parties	$10,689,746	$9,813,929
Net sales to non-guarantors	$17,267	$15,662
Operating income	$2,438,437	$2,214,295
Net income	$1,861,199	$1,677,277

Summarized Consolidated Balance Sheets (In thousands)	2026	2025

Assets
Receivables due from non-obligor subsidiaries	$93,386	$59,346
Total other current assets	$3,583,716	$3,203,986
Total other noncurrent assets	$6,192,423	$5,972,476

Liabilities
Amounts due to non-obligor subsidiaries	$122,931	$93,926
Current liabilities	$2,580,416	$1,560,058
Noncurrent liabilities	$2,626,542	$3,429,841

Contractual and Other Material Cash Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,436,550	$1,000,000	$400,000	$—	$1,036,550
Operating leases (2)	316,548	66,543	116,293	73,065	60,647
Interest payments	401,482	94,181	108,496	93,096	105,709
Total contractual and other material cash obligations	$3,154,580	$1,160,724	$624,789	$166,161	$1,202,906
(1)See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.
(2)See Note 7 entitled Leases of "Notes to Consolidated financial Statements" for a detailed presentation of Cintas' operating leases.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board. Future contributions to the defined contribution plans are expected to be $156.7 million in the next fiscal year, $337.2 million in the next two to three fiscal years and $371.8 million in the next four to five fiscal years. Future contributions to the defined benefit plans are expected to be $2.1 million in the next fiscal year, $3.4 million in the next two to three fiscal years and $2.9 million in the next four to five fiscal years.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$1,999,298	$—	$—	$1,999,298	$—
Standby letters of credit and surety bonds (2)	125,825	125,825	—	—	—
Total other commitments	$2,125,123	$125,825	$—	$1,999,298	$—
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

Inflation and Changing Prices
Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated results of operations. In fiscal 2026, 2025 and 2024, we experienced impacts from inflation, including, but not limited to, higher labor, fuel and transportation costs. Management has been able to mitigate these inflationary pressures through pricing and various efficiency initiatives. Management has mitigated these impacts such that net of the mitigation strategy and initiatives, inflation and changing prices have not had a material impact on Cintas' consolidated financial condition or a negative impact on the consolidated results of operations.
Litigation and Other Contingencies
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. While the results of any such legal proceedings cannot be predicted with certainty, management believes, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas.
New Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company adopted the standard on a prospective basis, for the fiscal year ended May 31, 2026, see additional disclosures in the "Notes to Consolidated Financial Statements."

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which amends the guidance in Accounting Standards Codification (ASC) 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 (fiscal 2029) and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements.

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

Revenue recognition. Over 95% of the Company's revenue is derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services customers, performed by a Cintas employee-partner, at the customer's location of business. Revenue from our route servicing customer contracts represent a single-performance obligation. The Company recognizes revenue over time as services are performed, based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer are satisfied, at the customer's location of business.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. The Company's performance period generally corresponds with the monthly invoice period. See Note 2 entitled Revenue Recognition of "Notes to Consolidated Financial Statements".

Uniforms and other rental items in service. Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom garments) are amortized over their useful lives, which range from 18 to 30 months. Other rental items, including shop towels, mats, mops, cleanroom garments, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience and Cintas' specific experience. These factors are critical to determining the amount of in-service inventory and related cost of uniforms and facility services that are presented in the consolidated financial statements.

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims (incurred but not reported), primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserves are estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, recent claims activity and other industry factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2026, 2025 and 2024

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2026. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2026, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Scott A. Garula Executive Vice President and Chief Financial Officer

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 29, 2026 expressed an unqualified opinion thereon.

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

Valuation of insurance reserve

Description of the Matter
At May 31, 2026, the Company's insurance reserve was $218.5 million. As described in Note 1 to the Company’s consolidated financial statements, the Company’s insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims (incurred but not reported) primarily related to workers' compensation, auto liability and other general liability exposure. The unasserted (incurred but not reported) insurance reserve is estimated through actuarial procedures with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on the Company’s claims history.

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
July 29, 2026

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated July 29, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cincinnati, Ohio
July 29, 2026

Consolidated Statements of Income	Fiscal Years Ended May 31,
(In thousands except per share data)	2026	2025	2024

Revenue:
Uniform rental and facility services	$8,621,624	$7,976,073	$7,465,199
Other	2,643,137	2,364,108	2,131,416
Total revenue	11,264,761	10,340,181	9,596,615

Costs and expenses:
Cost of uniform rental and facility services	4,312,097	4,040,888	3,865,071
Cost of other	1,244,871	1,125,129	1,045,128
Selling and administrative expenses	3,086,145	2,814,438	2,617,783
UniFirst Corporation transaction expenses	15,136	—	—
Operating income	2,606,512	2,359,726	2,068,633

Interest income	(5,107)	(5,584)	(5,742)
Interest expense	106,285	101,108	100,740

Income before income taxes	2,505,334	2,264,202	1,973,635
Income taxes	505,366	451,921	402,043
Net income	$1,999,968	$1,812,281	$1,571,592

Basic earnings per share	$4.97	$4.48	$3.85

Diluted earnings per share	$4.91	$4.40	$3.79

Dividends declared and paid per share	$1.80	$1.56	$1.35

See accompanying notes.

Consolidated Statements of Comprehensive Income	Fiscal Years Ended May 31,
(In thousands)	2026	2025	2024

Net income	$1,999,968	$1,812,281	$1,571,592

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,626)	(7,441)	(1,291)
Change in fair value of interest rate lock agreements, net of tax expense of $1,767, $1,969 and $6,217, respectively	5,163	5,752	18,163
Amortization of interest rate lock agreements, net of tax benefit of $(2,052), $(2,052) and $(2,014), respectively	(6,092)	(6,092)	(5,984)
Other, net of tax expense of $1,244, $332 and $867, respectively	3,633	969	2,535
Other comprehensive income (loss), net of tax expense of $959, $249 and $5,070, respectively	78	(6,812)	13,423

Comprehensive income	$2,000,046	$1,805,469	$1,585,015

See accompanying notes.

Consolidated Balance Sheets	As of May 31,
(In thousands except share data)	2026	2025

Assets
Current assets:
Cash and cash equivalents	$289,018	$263,973
Accounts receivable, principally trade, less allowance of $31,648 and $26,357, respectively	1,555,190	1,417,381
Inventories, net	446,435	447,408
Uniforms and other rental items in service	1,276,174	1,137,361
Prepaid expenses and other current assets	286,225	170,046
Total current assets	3,853,042	3,436,169

Property and equipment, net	1,740,501	1,652,474

Investments	438,662	339,518
Goodwill	3,544,212	3,400,227
Service contracts, net	287,869	309,828
Operating lease right-of-use assets, net	271,088	224,383
Other assets, net	393,766	462,642
	$10,529,140	$9,825,241
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$461,157	$485,109
Accrued compensation and related liabilities	237,042	229,538
Accrued liabilities	889,198	875,077
Income taxes, current	44,070	4,034
Operating lease liabilities, current	56,505	50,744
Debt due within one year	998,987	—
Total current liabilities	2,686,959	1,644,502

Long-term liabilities:
Debt due after one year	1,429,086	2,424,999
Deferred income taxes	537,919	471,740
Operating lease liabilities	221,379	178,738
Accrued liabilities	513,910	420,781
Total long-term liabilities	2,702,294	3,496,258

Shareholders' equity:
Preferred stock, no par value: 100 shares authorized, none outstanding	—	—
Common stock, no par value, and paid-in capital: 1,700,000 shares authorized 2026: 779,537 shares issued and 400,147 shares outstanding 2025: 776,936 shares issued and 402,948 shares outstanding	2,851,129	2,593,479
Retained earnings	13,073,999	11,798,451
Treasury stock: 2026: 379,390 shares 2025: 373,988 shares	(10,869,708)	(9,791,838)
Accumulated other comprehensive income	84,467	84,389
Total shareholders' equity	5,139,887	4,684,481
	$10,529,140	$9,825,241
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2023	768,796	$2,031,542	$9,597,315	$77,778	(361,867)	$(7,842,649)	$3,863,986
Net income	—	—	1,571,592	—	—	—	1,571,592
Comprehensive income, net of tax	—	—	—	13,423	—	—	13,423
Dividends	—	—	(550,952)	—	—	—	(550,952)
Stock-based compensation	—	116,986	—	—	—	—	116,986
Vesting of stock-based compensation awards	648	—	—	—	—	—	—
Stock options exercised	3,653	156,773	—	—	(1,133)	(155,403)	1,370
Repurchase of common stock	—	—	—	—	(5,089)	(700,033)	(700,033)
Balance at May 31, 2024	773,097	2,305,301	10,617,955	91,201	(368,089)	(8,698,085)	4,316,372
Net income	—	—	1,812,281	—	—	—	1,812,281
Comprehensive loss, net of tax	—	—	—	(6,812)	—	—	(6,812)
Dividends	—	—	(631,785)	—	—	—	(631,785)
Stock-based compensation	—	128,329	—	—	—	—	128,329
Vesting of stock-based compensation awards	840	—	—	—	—	—	—
Stock options exercised	2,999	159,849	—	—	(808)	(158,953)	896
Repurchase of common stock	—	—	—	—	(5,091)	(934,800)	(934,800)
Balance at May 31, 2025	776,936	2,593,479	11,798,451	84,389	(373,988)	(9,791,838)	4,684,481
Net income	—	—	1,999,968	—	—	—	1,999,968
Comprehensive income, net of tax	—	—	—	78	—	—	78
Dividends	—	—	(724,420)	—	—	—	(724,420)
Stock-based compensation	—	128,076	—	—	—	—	128,076
Vesting of stock-based compensation awards	547	—	—	—	—	—	—
Stock options exercised	2,054	129,574	—	—	(613)	(125,766)	3,808
Repurchase of common stock	—	—	—	—	(4,789)	(952,104)	(952,104)
Balance at May 31, 2026	779,537	$2,851,129	$13,073,999	$84,467	(379,390)	$(10,869,708)	$5,139,887

See accompanying notes.

Consolidated Statements of Cash Flows	Fiscal Years Ended May 31,
(In thousands)	2026	2025	2024
Cash flows from operating activities:
Net income	$1,999,968	$1,812,281	$1,571,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	318,637	303,377	280,866
Amortization of intangible assets and capitalized contract costs	194,209	190,806	176,004
Stock-based compensation	128,076	128,329	116,986
Gain on sale of property and equipment	—	(19,341)	—
Deferred income taxes	58,092	(5,807)	(28,912)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(135,216)	(174,141)	(91,399)
Inventories, net	2,273	(33,947)	95,766
Uniforms and other rental items in service	(137,612)	(93,646)	(22,815)
Prepaid expenses and other current assets and capitalized contract costs	(174,033)	(180,840)	(143,441)
Accounts payable	(24,102)	143,973	36,896
Accrued compensation and related liabilities	7,185	17,769	(27,013)
Accrued liabilities and other	(371)	92,397	97,750
Income taxes, current	39,174	(15,305)	6,220
Net cash provided by operating activities	2,276,280	2,165,905	2,068,500

Cash flows from investing activities:
Capital expenditures	(395,105)	(408,884)	(409,469)
Purchases of investments	(8,252)	(7,196)	(7,546)
Proceeds from sale of property and equipment	—	23,972	—
Acquisitions of businesses, net of cash acquired	(164,548)	(232,899)	(186,837)
Other, net	(523)	1,369	518
Net cash used in investing activities	(568,428)	(623,638)	(603,334)

Cash flows from financing activities:
Proceeds from issuance of debt	—	398,088	—
Debt issuance costs	(7,277)	(1,165)	—
Repayment of debt	—	(450,000)	(13,450)
Proceeds from exercise of stock-based compensation awards	3,808	896	1,370
Dividends paid	(701,485)	(611,627)	(530,909)
Repurchase of common stock	(952,104)	(934,800)	(700,033)
Other, net	(25,014)	(20,403)	(4,484)
Net cash used in financing activities	(1,682,072)	(1,619,011)	(1,247,506)
Effect of exchange rate changes on cash and cash equivalents	(735)	(1,298)	206
Net increase (decrease) in cash and cash equivalents	25,045	(78,042)	217,866
Cash and cash equivalents at beginning of year	263,973	342,015	124,149
Cash and cash equivalents at end of year	$289,018	$263,973	$342,015

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively, with its majority-owned subsidiaries and any entities over which it has control, Cintas, Company, we, us or our) helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, shop towels, restroom supplies, workplace water services, first aid and safety products, automated external defibrillators (AEDs), eye-wash stations, safety training, fire extinguishers, sprinkler systems and alarm services, Cintas helps customers get Ready for the Workday®.

On March 10, 2026, the Company entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of UniFirst Corporation (UniFirst). This transaction between Cintas and UniFirst is referred to herein as the "Transaction." UniFirst is a North American company in the supply and servicing of uniform and workwear programs, facility service products, as well as first aid and safety supplies and services. In connection with the Transaction, under the terms of the Merger Agreement, Cintas will acquire all the outstanding shares of UniFirst in a transaction valued at approximately $5.5 billion. Each share of UniFirst common stock will be converted into the right to receive $155.00 in cash and 0.7720 shares of validly issued, fully paid and non-assessable Cintas common stock, with no par value (with, if applicable, cash in lieu of fractional shares), in each case without interest and subject to any applicable withholding taxes. In conjunction with the Transaction, during the fiscal year ended May 31, 2026, we incurred $16.1 million in transaction expenses related to the potential acquisition of UniFirst for legal and professional services, regulatory fees and financing fees. Of the $16.1 million, $15.1 million was recorded in selling and administrative expenses, and $1.0 million was recorded in interest expense, on the consolidated statements of income. A portion of these expenses are non-deductible for income tax purposes once the merger (Merger) has been executed. No transaction expenses were incurred during the fiscal year ended May 31, 2025.

The completion of the Merger is subject to certain conditions, including, without limitation: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the obtaining of certain regulatory approvals; the absence of an injunction or law prohibiting the Merger; the accuracy of the parties' respective representations and warranties; and the compliance by the Company and UniFirst with their respective covenants and agreements. The Transaction has not closed as of the date of the filing of this Form 10-K. We expect the Transaction to close in the second half of calendar 2026.

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, are included in All Other. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the fiscal years ended May 31, 2026, 2025 and 2024 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

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

Revenue recognition.  Over 95% of the Company's revenue is derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services customers, performed by a Cintas employee-partner, at the customer's location of business. Revenue from our route servicing customer contracts represent a single-performance obligation. The Company recognizes revenue over time as services are performed, based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer are satisfied, at the customer's location of business.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. The Company's performance period generally corresponds with the monthly invoice period. See Note 2 entitled Revenue Recognition.

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

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2026 and 2025, cash and cash equivalents includes $37.2 million and $35.8 million, respectively, of restricted cash used as collateral associated with our insurance reserve.

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

Inventories, net.   Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following amounts at May 31:

(In thousands)	2026	2025

Raw materials	$17,302	$21,763
Work in process	41,918	42,615
Finished goods	387,215	383,030
	$446,435	$447,408

Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $59.6 million and $59.9 million at May 31, 2026 and 2025, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Obsolete inventory reserves are recorded in selling and administrative expenses on the consolidated statements of income. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom garments) are amortized over their useful lives, which range from 18 to 30 months. Other rental items, primarily including shop towels, mats, mops, cleanroom garments, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience and Cintas' specific experience. These factors are critical to determining the amount of in-service inventory and related cost of uniforms and facility services that are presented in the consolidated financial statements.

Investments.   Cintas' investments primarily consist of the cash surrender value of insurance policies. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the fiscal years ended May 31, 2026, 2025 and 2024, no impairment losses were recorded.

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
When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2026, 2025 or 2024.

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test that includes an assessment of qualitative factors, and quantitative, if necessary, including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2026, 2025 or 2024. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method, or an accelerated method that represents the estimated economic benefit, over the estimated lives of the agreements, which are generally 5 to 15 years. Service contracts are determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is determined through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2026, 2025 and 2024.

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

Business acquisitions. The Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combinations and expensed as incurred. See Note 9 entitled Acquisitions.

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

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred, and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2026	2025

Insurance reserve	$218,528	$208,018
Employee benefit related liabilities	232,530	209,351
Dividends	180,700	157,766
Estimated legal reserves	5,650	55,541
Accrued interest	14,645	14,583
Other	237,145	229,818
	$889,198	$875,077
Long-term accrued liabilities consist primarily of retirement obligations, which are described in more detail in Note 10 entitled Employee Benefit Plans, reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes and environmental obligations, which are further described below.

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims (incurred but not reported), primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserve is estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, recent claims activity and other industry factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.
Pension plans. The Company assumed the G&K Services, Inc. (G&K) noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-

specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets. See Note 10 entitled Employee Benefit Plans.

Stock-based compensation.  Compensation expense is recognized for all share-based payments to employee-partners, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 12 entitled Stock-Based Compensation.

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the fiscal years ended May 31, 2026 or 2025. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.

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

New accounting pronouncements. In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 became effective for annual periods beginning after December 15, 2024 (fiscal

2026). The Company adopted the standard on a prospective basis for the year ended May 31, 2026. Refer to Note 8 entitled Income Taxes for further details.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 (fiscal 2029) and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements.

There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated financial statements.

Note 2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the fiscal years ended May 31:

(In thousands)	2026		2025		2024

Uniform Rental and Facility Services	$8,621,624	76.5%	$7,976,073	77.1%	$7,465,199	77.8%
First Aid and Safety Services	1,391,853	12.4%	1,218,090	11.8%	1,067,334	11.1%
Fire Protection Services	929,142	8.2%	817,463	7.9%	728,610	7.6%
Uniform Direct Sales	322,142	2.9%	328,555	3.2%	335,472	3.5%
Total revenue	$11,264,761	100.0%	$10,340,181	100.0%	$9,596,615	100.0%

The Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 14 entitled Operating Segment Information.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2026, the current and noncurrent assets related to capitalized commissions totaled $96.0 million and $304.7 million, respectively. As of May 31, 2025, the current and noncurrent assets related to capitalized commissions totaled $96.5 million and $275.3 million, respectively. We recorded amortization expense related to capitalized commissions of $105.4 million, $106.3 million and $101.4 million during the fiscal years ended May 31, 2026, 2025 and 2024, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below as of May 31:

	2026				2025
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$289,018	$—	$—	$289,018	$263,973	$—	$—	$263,973
Prepaid expenses and other current assets:
Interest rate lock agreements	—	109,480	—	109,480	—	—	—	—
Other assets, net:
Interest rate lock agreements	—	—	—	—	—	102,550	—	102,550
Total assets at fair value	$289,018	$109,480	$—	$398,498	$263,973	$102,550	$—	$366,523

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

The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in prepaid expenses and other current assets or other assets, net, are recorded at fair value on a recurring basis.

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

Note 4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2026	2025

Land	$203,490	$195,406
Buildings and improvements	799,108	769,119
Equipment	3,531,446	3,279,593
Leasehold improvements	54,309	48,463
Construction in progress	213,703	202,034
	4,802,056	4,494,615
Accumulated depreciation	(3,061,555)	(2,842,141)
Property and equipment, net	$1,740,501	$1,652,474

Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2026 and 2025, were $387.5 million and $377.7 million, respectively, of internal use software. Included in construction in progress at May 31, 2026 and 2025, were $77.1 million and $50.5 million, respectively, of certain expenditures for software that are purchased or internally developed for use in business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated amortization related to internal use software was $292.3 million and $258.1 million at May 31, 2026 and 2025, respectively. We recorded amortization expense related to internal use software of $34.1 million, $30.8 million and $26.6 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 5.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2024	$2,773,565	$293,747	$145,112	$3,212,424
Goodwill acquired	141,959	4,566	42,986	189,511
Foreign currency translation	(1,533)	(168)	(7)	(1,708)
Balance at May 31, 2025	2,913,991	298,145	188,091	3,400,227
Goodwill acquired	51,569	5,394	87,955	144,918
Foreign currency translation	(850)	(83)	—	(933)
Balance at May 31, 2026	$2,964,710	$303,456	$276,046	$3,544,212

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2024	$290,498	$16,203	$15,201	$321,902
Service contracts acquired	31,721	3,255	10,773	45,749
Service contracts amortization	(48,267)	(5,291)	(4,131)	(57,689)
Foreign currency translation	(105)	(29)	—	(134)
Balance at May 31, 2025	273,847	14,138	21,843	309,828
Service contracts acquired	14,644	2,762	16,644	34,050
Service contracts amortization	(48,028)	(2,828)	(5,006)	(55,862)
Foreign currency translation	(144)	(3)	—	(147)
Balance at May 31, 2026	$240,319	$14,069	$33,481	$287,869

Information regarding Cintas' service contracts, net and other assets, net is as follows as of May 31:

	2026			2025
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,111,966	$824,097	$287,869	$1,078,305	$768,477	$309,828

Capitalized contract costs (1)	$1,031,490	$726,776	$304,714	$896,632	$621,351	$275,281
Noncompete agreements and other	166,290	77,238	89,052	262,610	75,249	187,361
Other assets	$1,197,780	$804,014	$393,766	$1,159,242	$696,600	$462,642
(1)     The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated balance sheets as of May 31, 2026 and 2025, was $96.0 million and $96.5 million, respectively.

Amortization expense for service contracts and other assets was $167.1 million, $167.8 million and $158.9 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. At May 31, 2026, the weighted average amortization period for service contracts, capitalized contract costs and noncompete agreements was 13 years, 8 years and 5 years, respectively. As of May 31, 2026, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)
2027	$157,174
2028	127,320
2029	107,666
2030	89,593
2031	76,745
Thereafter	148,176
Total future amortization expense	$706,674

Note 6.  Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2026	2025

Debt due within one year
Senior notes	3.70%	2017	2027	$1,000,000	$—
Debt issuance costs				(1,013)	—
Total debt due within one year				$998,987	$—

Debt due after one year
Senior notes	3.70%	2017	2027	$—	$1,000,000
Senior notes	4.20%	2025	2028	400,000	400,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(7,464)	(11,551)
Total debt due after one year				$1,429,086	$2,424,999
The average interest rate for all Cintas debt at May 31, 2026 was 4.1%, with maturity dates through fiscal year 2037. Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of May 31, 2026 were $2,436.6 million and $2,425.2 million, respectively, and as of May 31, 2025 were $2,436.6 million and $2,404.7 million, respectively.
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

Letters of credit outstanding were $125.8 million and $129.6 million at May 31, 2026 and 2025, respectively. Maturities of debt during each of the next five fiscal years are $1,000.0 million, $400.0 million, $0.0 million, $0.0 million and $0.0 million, respectively.

Interest paid was $106.2 million, $101.6 million and $100.8 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

During fiscal 2026, in connection with the Company's entry into the Merger Agreement related to the acquisition of UniFirst, Cintas pre-paid $5.2 million in fees to acquire the bridge loan financing. As of May 31, 2026, these fees were recorded in other assets, net on the consolidated balance sheet to be expensed over the life of the bridge loan financing.

The amortization of debt issuance costs, as a component of interest expense, was $4.8 million, $3.5 million and $3.6 million for fiscal years ended May 31, 2026, 2025 and 2024, respectively.

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

Upon the termination of the Existing Credit Agreement, all the obligations under the Existing Credit Agreement were terminated. As of both May 31, 2026 and 2025, there was no commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, if any, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $6.1 million, $6.1 million and $6.0 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both May 31, 2026 and 2025. The fair values of the outstanding interest rate locks, for forecasted debt issuances, which are included in other assets, net, are summarized as follows at May 31:

	2026	2025
Fiscal Year of Issuance (in thousands)	Prepaid and other current assets	Other assets, net

2022	$65,017	$61,230
2020	$44,463	$41,320
The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the fiscal years ended May 31, 2026 or 2025.

Cintas' debt agreements contain certain covenants. These covenants limit Cintas' ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain a certain debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all the debt covenants for all periods presented.

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

Operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in each period, were $101.2 million, $91.1 million and $83.2 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

The following table provides supplemental information related to the Company's consolidated statements of cash flows for the fiscal years ended May 31:

(In thousands)	2026	2025

Cash paid for amounts included in the measurement of operating lease liabilities	$65,735	$56,987
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$95,527	$84,629
Operating lease right-of-use assets acquired in business combinations	$—	$3,077

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at May 31:

	2026	2025

Weighted-average remaining lease term - operating leases	5.68 years	5.66 years
Weighted-average discount rate - operating leases	4.34%	4.08%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of May 31, 2026:

(In thousands)

2027	$66,543
2028	62,762
2029	53,531
2030	41,724
2031	31,341
Thereafter	60,647
Total payments	316,548
Less interest	(38,664)
Total present value of lease payments	$277,884

Note 8.  Income Taxes
Income before income taxes consists of the following components for the fiscal years ended May 31:

(In thousands)	2026	2025	2024

U.S. operations	$2,336,940	$2,117,251	$1,860,859
Foreign operations	168,394	146,951	112,776
	$2,505,334	$2,264,202	$1,973,635
Income tax expense consists of the following components for the fiscal years ended May 31:

(In thousands)	2026	2025	2024

Current:
Federal	$334,423	$352,652	$327,616
State and local	81,235	96,808	79,583
Foreign	30,118	10,580	25,344
	445,776	460,040	432,543
Deferred	59,590	(8,119)	(30,500)
	$505,366	$451,921	$402,043

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows for the fiscal year ended May 31, 2026:

(In thousands)

Income taxes at the U.S. federal statutory rate	$526,120	21.0%
State and local income taxes, net of federal benefit (1)	63,394	2.5%
Foreign tax effects	(4,835)	(0.2)%
Effect of cross-border tax laws	(3,219)	(0.1)%
Tax credits	(13,325)	(0.5)%
Nontaxable or nondeductible items:
Stock-based compensation	(52,953)	(2.1)%
Other nontaxable and nondeductible items, net	(15,857)	(0.6)%
Changes in unrecognized tax benefits	5,719	0.2%
Other	322	0.0%
	$505,366	20.2%
(1)State taxes in California, Illinois, New York, New Jersey and Wisconsin make up the majority (greater than 50%) of the tax effect in the state and local income tax category.

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2025	2024

Income taxes at the U.S. federal statutory rate	$475,482	$414,463
Permanent differences (1)	(75,966)	(67,310)
State and local income taxes, net of federal benefit	64,052	49,560
Other	(11,647)	5,330
	$451,921	$402,043
(1)    Primarily consists of the excess tax benefits related to stock-based compensation.

During the fiscal year ended May 31, 2026, income taxes paid, net of any refunds, were $402.1 million, which included federal tax payments of $304.8 million (inclusive of cash payments of $183.7 million to acquire transferable tax credits, which were applied to our federal tax obligation), state and local tax payments of $78.4 million and foreign tax payments of $18.9 million.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2026	2025

Deferred tax assets:
Allowance for credit losses	$20,720	$17,352
Inventory reserves	16,727	17,734
Insurance reserves	44,792	45,029
Stock-based compensation	75,023	66,260
Net operating loss and foreign related carry-forwards	2,428	1,630
Operating lease liabilities	69,972	58,219
Deferred compensation and other	132,104	132,210
	361,766	338,434
Valuation allowance	(2,391)	(1,556)
	359,375	336,878
Deferred tax liabilities:
Uniform and other rental items in service	306,612	274,781
Property and equipment	197,787	163,247
Intangibles and other amortizable assets	179,915	173,362
Treasury locks	36,686	37,014
Capitalized contract costs	101,190	95,069
Operating lease right-of-use assets	69,972	58,219
State taxes and other	5,132	6,926
	897,294	808,618
Net deferred tax liability	$537,919	$471,740
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

As of May 31, 2026 and 2025, there was $52.8 million and $47.8 million, net of federal benefit, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2026 and 2025, was $6.0 million and $5.1 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2024	$41,746
Additions for tax positions of the current year	14,001
Additions for tax positions of prior years	3,791
Statute expirations	(1,530)
Balance at May 31, 2025	58,008
Additions for tax positions of the current year	14,428
Settlements	(4,180)
Statute expirations	(5,536)
Balance at May 31, 2026	$62,720
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

All U.S. federal income tax returns are closed to audit through fiscal 2022. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2020. Based on the status and resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not materially change for the fiscal year ending May 31, 2027.

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

Note 9.  Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. Cintas acquired the following number of individually immaterial businesses by reportable operating segment and All Other during the fiscal years ended May 31:

	2026	2025

Uniform Rental and Facility Services	5	7
First Aid and Safety Services	4	4
All Other	21	17
The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the fiscal years ended May 31:

(In thousands)	2026	2025

Fair value of tangible assets acquired	$17,855	$25,649
Fair value of service contracts acquired	34,050	45,749
Fair value of other intangibles acquired	3,283	9,309
Net goodwill recognized	144,918	189,511
Total fair value of assets acquired	200,106	270,218
Total fair value of liabilities assumed	(7,496)	(3,541)
Total fair value of net assets acquired, net of cash acquired	192,610	266,677
Deferred purchase price consideration	(28,062)	(33,778)
Total cash consideration for acquisitions, net of cash acquired	$164,548	$232,899
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

Note 10.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed the Pension Plan that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the PBO. As of May 31, 2026 and 2025, the fair value of the plan assets was $39.0 million and $52.5 million, respectively. As of May 31, 2026 and 2025 the PBO was $44.0 million and $63.7 million, respectively. The net pension liability of $5.0 million and $11.2 million was included in long-term accrued liabilities on the consolidated balance sheets as of May 31, 2026 and 2025, respectively.

Pension Plan assets are held in trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Information on the Pension Plan assets, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows as of May 31:

	2026				2025
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$1,635	$—	$—	$1,635	$1,573	$—	$—	$1,573
U.S. government securities	—	10,418	—	10,418	—	4,100	—	4,100
Corporate debt	—	5,626	—	5,626	—	17,435	—	17,435
Municipal obligations	—	26	—	26	—	169	—	169
Mutual funds:
U.S. securities	15,466	—	—	15,466	24,798	—	—	24,798
International securities	5,859	—	—	5,859	4,389	—	—	4,389
Total	$22,960	$16,070	$—	$39,030	$30,760	$21,704	$—	$52,464
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

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors (the Board). Total contributions, including Cintas' matching contributions, which approximate cost, were $144.3 million, $129.8 million and $115.1 million for the fiscal years ended May 31, 2026, 2025 and

2024, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employee-partners. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board. Total contributions, which approximate cost, were $4.9 million, $4.7 million and $4.2 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board. Total matching contributions, which approximates cost, were $15.1 million, $12.9 million and $13.1 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

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

Basic Earnings per Share (In thousands except per share data)	2026	2025	2024

Net income	$1,999,968	$1,812,281	$1,571,592
Less: net income allocated to participating securities	6,312	6,351	5,928
Net income available to common shareholders	$1,993,656	$1,805,930	$1,565,664
Basic weighted average common shares outstanding	401,267	403,530	406,612

Basic earnings per share	$4.97	$4.48	$3.85

Diluted Earnings per Share (In thousands except per share data)	2026	2025	2024

Net income	$1,999,968	$1,812,281	$1,571,592
Less: net income allocated to participating securities	6,312	6,351	5,928
Net income available to common shareholders	$1,993,656	$1,805,930	$1,565,664
Basic weighted average common shares outstanding	401,267	403,530	406,612
Effect of dilutive securities – employee stock options	4,930	6,756	6,856
Diluted weighted average common shares outstanding	406,197	410,286	413,468

Diluted earnings per share	$4.91	$4.40	$3.79

For the fiscal years ended May 31, 2026, 2025 and 2024, options granted to purchase 1.9 million, 1.0 million and 1.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

Cintas announced on July 27, 2021 that the Board authorized a $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal 2024. Cintas announced on July 26, 2022 that the Board authorized a $1.0 billion share buyback program, which was completed during the second quarter of fiscal 2026. On July 23,

2024 and October 28, 2025, Cintas announced that the Board authorized share buyback programs, each for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the buyback activity by program and fiscal years ended May 31:

	2026			2025			2024
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

July 27, 2021	—	$—	$—	—	$—	$—	3,425	$133.80	$458,284
July 26, 2022	1,272	207.13	263,564	3,794	179.07	679,329	339	168.44	57,104
July 23, 2024	2,688	191.29	514,221	—	—	—	—	—	—
October 28, 2025	—	—	—	—	—	—	—	—	—
	3,960	$196.38	$777,785	3,794	$179.07	$679,329	3,764	$136.92	$515,388

Shares acquired for taxes due (1)	829	$210.50	$174,319	1,297	$196.87	$255,471	1,325	$139.34	$184,645

Total repurchase of Cintas common stock			$952,104			$934,800			$700,033
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the fiscal years ended May 31:

	2026			2025			2024
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Non-Cash Value	Shares	Average Price per Share	Non-Cash Value	Shares	Average Price per Share	Non-Cash Value

Non-cash transaction activity	613	$205.13	$125,766	808	$196.93	$158,953	1,133	$137.18	$155,403

In the period subsequent to May 31, 2026, through July 29, 2026, we purchased 0.2 million shares of Cintas common stock at an average price of $199.70 per share, for a total purchase price of $48.4 million. From the inception of the July 23, 2024 share buyback program through July 29, 2026, Cintas has purchased 2.9 million shares of Cintas common stock in the aggregate, at an average price of $191.99 per share, for a total purchase price of $562.7 million. Cintas has made no purchases under the October 28, 2025 share buyback program.

Note 12.  Stock-Based Compensation
On July 23, 2024, the Board approved and adopted the Cintas Corporation 2016 Amended and Restated Equity and Incentive Compensation Plan (the Amended 2016 Plan) to replace the existing 2016 Equity Compensation Plan (the 2016 Plan). The Amended 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 29, 2024, at which time the Amended 2016 Plan became effective. Under the Amended 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 50,000,000 shares of Cintas' common stock, inclusive of shares represented by grants previously made under the 2016 Plan. At May 31, 2026, 17,978,505 shares of common stock were reserved for future issuance under the Amended 2016 Plan. Total compensation cost for stock-based awards was $128.1 million, $128.3 million and $117.0 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $30.1 million, $32.7 million and $29.8 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2026	2025	2024

Risk-free interest rate	4.0%	4.3%	3.9%
Dividend yield	0.9%	1.1%	1.1%
Expected volatility of Cintas' common stock	26.8%	26.5%	26.9%
Expected life of the option in years	5.5	5.5	5.5
The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2026, 2025 and 2024 was $51.61, $65.29 and $53.66, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2023 (6,185,384 shares exercisable)	17,711,008	$69.50
Granted	1,633,988	165.58
Canceled	—	—
Forfeited	(442,372)	102.84
Exercised	(3,653,592)	42.91
Outstanding, May 31, 2024 (5,543,968 shares exercisable)	15,249,032	85.73
Granted	1,050,217	222.76
Canceled	—	—
Forfeited	(622,472)	142.77
Exercised	(2,998,290)	53.30
Outstanding, May 31, 2025 (4,870,890 shares exercisable)	12,678,487	103.72
Granted	1,186,657	201.51
Canceled	—	—
Forfeited	(305,433)	156.46
Exercised	(2,054,262)	63.08
Outstanding, May 31, 2026 (4,708,646 shares exercisable)	11,505,449	$116.58

The intrinsic value of stock options exercised was $292.3 million, $435.4 million and $359.8 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2026, 2025 and 2024 was $3.8 million, $0.9 million and $1.4 million, respectively.

The fair value of stock options vested was $37.9 million, $35.9 million and $34.3 million for the fiscal years ended May 31, 2026, 2025 and 2024, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2026:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$27.10 - $73.39	3,209,465	2.66	$56.04	3,209,465	$56.04
$73.40 - $99.46	3,075,179	5.56	97.31	1,361,554	96.04
$99.47 - $187.12	2,130,975	7.17	124.32	127,212	110.73
$187.13 - $225.79	3,089,830	9.14	193.30	10,415	206.71
$27.10 - $225.79	11,505,449	6.01	$116.58	4,708,646	$69.42

At May 31, 2026, the aggregate intrinsic value of stock options outstanding and exercisable was $697.9 million and $479.5 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 3.5 years.

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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the Amended 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2023	2,746,520	$98.01
Granted	692,776	168.39
Forfeited	(179,352)	108.20
Vested	(647,840)	75.46
Outstanding, unvested grants at May 31, 2024	2,612,104	122.58
Granted	428,098	224.94
Forfeited	(163,748)	158.26
Vested	(839,453)	100.95
Outstanding, unvested grants at May 31, 2025	2,037,001	155.77
Granted	486,377	171.86
Forfeited	(97,827)	182.23
Vested	(547,050)	104.41
Outstanding, unvested grants at May 31, 2026	1,878,501	$146.48

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2026 was $300.1 million. The weighted-average period of time over which this cost will be recognized is 2.1 years.

Note 13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2024	$(18,292)	$108,893	$600	$91,201
Other comprehensive (loss) income before reclassifications	(7,441)	5,752	969	(720)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6,092)	—	(6,092)
Net current period other comprehensive (loss) income	(7,441)	(340)	969	(6,812)
Balance at May 31, 2025	(25,733)	108,553	1,569	84,389
Other comprehensive (loss) income before reclassifications	(2,626)	5,163	3,633	6,170
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6,092)	—	(6,092)
Net current period other comprehensive (loss) income	(2,626)	(929)	3,633	78
Balance at May 31, 2026	$(28,359)	$107,624	$5,202	$84,467

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(In thousands)	2026	2025

Amortization of interest rate locks	$8,144	$8,144	Interest expense
Tax expense	(2,052)	(2,052)	Income taxes
Amortization of interest rate locks, net of tax	$6,092	$6,092

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

Our CODM is the chief executive officer. The CODM is responsible for setting the Company's strategic direction, managing overall operations and is the main point of communications between the Board and key operational personnel within the organization. The CODM evaluates each operating segment's performance primarily based on revenue and operating income, using this information to guide strategic decisions and allocate resources across the Company. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies.

Information related to the operations of Cintas' reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2026
Revenue	$8,621,624	$1,391,853	$1,251,284	$—	$11,264,761
Cost of sales	4,312,097	589,370	655,501	—	5,556,968
Gross margin	4,309,527	802,483	595,783	—	5,707,793
Selling and administrative expenses	2,232,515	449,084	404,546	—	3,086,145
UniFirst transaction expenses	—	—	—	15,136	15,136
Operating income (loss)	$2,077,012	$353,399	$191,237	$(15,136)	$2,606,512
Depreciation and amortization	$412,392	$72,922	$27,532	$—	$512,846
Capital expenditures	$279,432	$59,011	$56,662	$—	$395,105
Total assets	$8,346,410	$939,217	$954,495	$289,018	$10,529,140

May 31, 2025
Revenue	$7,976,073	$1,218,090	$1,146,018	$—	$10,340,181
Cost of sales	4,040,888	521,480	603,649	—	5,166,017
Gross margin	3,935,185	696,610	542,369	—	5,174,164
Selling and administrative expenses	2,061,795	401,882	350,761	—	2,814,438
Operating income	$1,873,390	$294,728	$191,608	$—	$2,359,726
Depreciation and amortization	$385,360	$86,286	$22,537	$—	$494,183
Capital expenditures	$301,624	$55,447	$51,813	$—	$408,884
Total assets	$7,993,720	$810,188	$757,360	$263,973	$9,825,241

May 31, 2024
Revenue	$7,465,199	$1,067,334	$1,064,082	$—	$9,596,615
Cost of sales	3,865,071	474,678	570,450	—	4,910,199
Gross margin	3,600,128	592,656	493,632	—	4,686,416
Selling and administrative expenses	1,940,627	353,503	323,653	—	2,617,783
Operating income	$1,659,501	$239,153	$169,979	$—	$2,068,633
Depreciation and amortization	$340,426	$81,342	$20,616	$—	$442,384
Capital expenditures	$261,225	$100,025	$48,219	$—	$409,469
Total assets	$7,503,043	$730,003	$593,756	$342,015	$9,168,817
(1)     Corporate operating loss relates to the UniFirst transaction expenses. Corporate assets represent the consolidated cash balance in all periods presented.

The following table summarizes a reconciliation of total segment operating income to consolidated net income for the fiscal years ended May 31:

(In thousands)	2026	2025	2024

Total segment operating income	$2,606,512	$2,359,726	$2,068,633
Interest income	(5,107)	(5,584)	(5,742)
Interest expense	106,285	101,108	100,740
Income before income taxes	2,505,334	2,264,202	1,973,635
Income taxes	505,366	451,921	402,043
Net income	$1,999,968	$1,812,281	$1,571,592

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2026. Based on such evaluation, Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2026, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2026.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	11,505,449	$116.58	17,978,505
Equity compensation plans not approved by shareholders	—	—	—
Total	11,505,449	$116.58	17,978,505

(1)    Excludes 1,878,501 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2026.

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

10.1
Credit Agreement, dated as of March 27, 2026, among Cintas Corporation No.2, the Lenders party thereto and KeyBank National Association, as Administrative Agent. (Incorporated by reference to Cintas’ Current Report on Form 8-K dated March 31, 2026).

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

101
The following financial statements from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

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

DATE SIGNED: July 29, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Todd M. Schneider Todd M. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2026

/s/	Scott D. Farmer Scott D. Farmer	Executive Chairman of the Board of Directors	July 29, 2026

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 29, 2026

/s/	Karen L. Carnahan Karen L. Carnahan	Director	July 29, 2026

/s/	Martin Mucci Martin Mucci	Director	July 29, 2026

/s/	Scott A. Garula Scott A. Garula	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2026

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)	Balance at End of Year

Allowance for Credit Losses
May 31, 2024	$14,926	$53,240	$50,252	$17,914
May 31, 2025	$17,914	$69,338	$60,895	$26,357
May 31, 2026	$26,357	$81,238	$75,947	$31,648

(1)Represents amounts charged to expense to increase reserve for estimated future credit losses.

(2)Represents reductions in the consolidated balance sheet reserve due to the actual write-off of non-collectible accounts receivable. These amounts do not impact Cintas' consolidated statements of income.