Form 10-Q
period 2026-08-31
CINTAS CORP
filed 2026-10-07
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2026
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2026
Common Stock, no par value	397,075,093

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands except per share data)	August 31, 2026	August 31, 2025
Revenue:
Uniform rental and facility services	$2,294,736	$2,091,066
Other	719,245	627,056
Total revenue	3,013,981	2,718,122

Costs and expenses:
Cost of uniform rental and facility services	1,128,884	1,052,553
Cost of other	331,554	299,008
Selling and administrative expenses	827,244	748,702
UniFirst Corporation transaction expenses	14,412	—

Operating income	711,887	617,859

Interest income	(2,649)	(2,209)
Interest expense	24,706	24,161

Income before income taxes	689,830	595,907
Income taxes	138,119	104,767
Net income	$551,711	$491,140

Basic earnings per share	$1.37	$1.21

Diluted earnings per share	$1.36	$1.20

Dividends declared per share	$0.52	$0.45

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2026	August 31, 2025

Net income	$551,711	$491,140

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(787)	(325)
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $2,933 and $(908), respectively	8,568	(2,652)
Amortization of interest rate lock agreements, net of tax benefit of $(513) and $(513), respectively	(1,523)	(1,523)
Other comprehensive income (loss), net of tax expense (benefit) of $2,420 and $(1,421), respectively	6,258	(4,500)
Comprehensive income	$557,969	$486,640

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)	August 31, 2026	May 31, 2026
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$243,599	$289,018
Accounts receivable, net	1,587,573	1,555,190
Inventories, net	433,286	446,435
Uniforms and other rental items in service	1,309,995	1,276,174
Prepaid expenses and other current assets	357,292	286,225
Total current assets	3,931,745	3,853,042

Property and equipment, net	1,768,378	1,740,501

Investments	448,875	438,662
Goodwill	3,548,696	3,544,212
Service contracts, net	272,972	287,869
Operating lease right-of-use assets, net	274,590	271,088
Other assets, net	407,479	393,766
	$10,652,735	$10,529,140

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506,502	$461,157
Accrued compensation and related liabilities	159,159	237,042
Accrued liabilities	841,215	889,198
Income taxes, current	140,129	44,070
Operating lease liabilities, current	58,370	56,505
Debt due within one year	999,291	998,987
Total current liabilities	2,704,666	2,686,959

Long-term liabilities:
Debt due after one year	1,429,554	1,429,086
Deferred income taxes	548,906	537,919
Operating lease liabilities	224,159	221,379
Accrued liabilities	540,918	513,910
Total long-term liabilities	2,743,537	2,702,294

Shareholders’ equity:
Preferred stock, no par value:	—	—
100 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,931,963	2,851,129
1,700,000 shares authorized
FY 2027: 780,726 shares issued and 399,517 shares outstanding
FY 2026: 779,537 shares issued and 400,147 shares outstanding
Retained earnings	13,416,890	13,073,999
Treasury stock:	(11,235,046)	(10,869,708)
FY 2027: 381,209 shares
FY 2026: 379,390 shares
Accumulated other comprehensive income	90,725	84,467
Total shareholders’ equity	5,204,532	5,139,887
	$10,652,735	$10,529,140
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2026	779,537	$2,851,129	$13,073,999	$84,467	(379,390)	$(10,869,708)	$5,139,887
Net income	—	—	551,711	—	—	—	551,711
Comprehensive income, net of tax	—	—	—	6,258	—	—	6,258
Dividends	—	—	(208,820)	—	—	—	(208,820)
Stock-based compensation	—	31,047	—	—	—	—	31,047
Vesting of stock-based compensation awards	524	—	—	—	—	—	—
Stock options exercised	665	49,787	—	—	(244)	(49,628)	159
Repurchase of common stock	—	—	—	—	(1,575)	(315,710)	(315,710)
Balance at August 31, 2026	780,726	$2,931,963	$13,416,890	$90,725	(381,209)	$(11,235,046)	$5,204,532

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2025	776,936	$2,593,479	$11,798,451	$84,389	(373,988)	$(9,791,838)	$4,684,481
Net income	—	—	491,140	—	—	—	491,140
Comprehensive loss, net of tax	—	—	—	(4,500)	—	—	(4,500)
Dividends	—	—	(182,341)	—	—	—	(182,341)
Stock-based compensation	—	30,348	—	—	—	—	30,348
Vesting of stock-based compensation awards	511	—	—	—	—	—	—
Stock options exercised	1,018	70,250	—	—	(304)	(67,581)	2,669
Repurchase of common stock	—	—	—	—	(1,223)	(266,097)	(266,097)
Balance at August 31, 2025	778,465	$2,694,077	$12,107,250	$79,889	(375,515)	$(10,125,516)	$4,755,700

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2026	August 31, 2025
Cash flows from operating activities:
Net income	$551,711	$491,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,918	77,589
Amortization	48,408	48,348
Stock-based compensation	31,047	30,348
Deferred income taxes	9,132	13,496
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(32,734)	(3,635)
Inventories, net	12,817	(2,398)
Uniforms and other rental items in service	(33,880)	(34,760)
Prepaid expenses and other current assets and capitalized contract costs	(108,897)	(62,382)
Accounts payable	46,486	(22,501)
Accrued compensation and related liabilities	(77,801)	(94,275)
Accrued liabilities and other	(49,338)	(101,114)
Income taxes, current	96,462	74,625
Net cash provided by operating activities	572,331	414,481

Cash flows from investing activities:
Capital expenditures	(107,532)	(101,957)
Purchases of investments	(7,179)	(6,538)
Acquisitions of businesses, net of cash acquired	(3,916)	(7,602)
Other, net	1,260	(130)
Net cash used in investing activities	(117,367)	(116,227)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation awards	159	2,669
Dividends paid	(180,700)	(157,766)
Repurchase of common stock	(315,710)	(266,097)
Other, net	(3,917)	(2,807)
Net cash used in financing activities	(500,168)	(424,001)

Effect of exchange rate changes on cash and cash equivalents	(215)	(83)

Net decrease in cash and cash equivalents	(45,419)	(125,830)
Cash and cash equivalents at beginning of period	289,018	263,973
Cash and cash equivalents at end of period	$243,599	$138,143
See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 (Annual Report) filed with the SEC on July 29, 2026. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" of that Annual Report for a summary of our significant accounting policies. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

On March 10, 2026, the Company entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of UniFirst Corporation (UniFirst). This transaction between Cintas and UniFirst is referred to herein as the "Transaction." UniFirst is a North American company in the supply and servicing of uniform and workwear programs, facility service products, as well as first aid and safety supplies and services. In connection with the Transaction, under the terms of the Merger Agreement, Cintas will acquire all the outstanding shares of UniFirst in a transaction valued at approximately $5.5 billion. Each share of UniFirst common stock will be converted into the right to receive $155.00 in cash and 0.7720 shares of validly issued, fully paid and non-assessable Cintas common stock, with no par value (with, if applicable, cash in lieu of fractional shares), in each case without interest and subject to any applicable withholding taxes. In conjunction with the Transaction, during the three months ended August 31, 2026, we incurred $15.7 million in transaction expenses, which relate primarily to legal services, professional services and financing fees. Of the $15.7 million, $14.4 million was recorded in operating income, and $1.3 million was recorded in interest expense on the consolidated condensed statements of income. A portion of these expenses are non-deductible for income tax purposes once the Transaction has been executed. No transaction expenses were incurred during the three months ended August 31, 2025.

The completion of the Transaction is subject to certain conditions, including, without limitation: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the obtaining of certain regulatory approvals; the absence of an injunction or law prohibiting the Transaction; the accuracy of the parties' respective representations and warranties; and the compliance by the Company and UniFirst with their respective covenants and agreements. The Transaction has not closed as of the date of the filing of this Form 10-Q. On June 11, 2026, each of Cintas and UniFirst received a request for additional information and documentary material (the Second Request) from the U.S. Federal Trade Commission (the FTC) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. On October 2, 2026, each of Cintas and UniFirst certified to the FTC that it has substantially complied with the Second Request. On October 2, 2026, Cintas and UniFirst entered into a timing agreement with the FTC pursuant to which Cintas and UniFirst agreed, among other things, not to consummate the Transaction prior to December 11, 2026 unless they have received written notice from the FTC prior to such date that the FTC has closed its investigation of the Transaction. Cintas expects that the Transaction will close prior to the end of calendar year 2026, subject to the satisfaction or waiver of customary closing conditions.

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following at:

(In thousands)	August 31, 2026	May 31, 2026

Raw materials	$15,515	$17,302
Work in process	40,343	41,918
Finished goods	377,428	387,215
Inventories, net	$433,286	$446,435
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $60.5 million and $59.6 million at August 31, 2026 and May 31, 2026, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires, among other items, additional disaggregated disclosures in the notes to the consolidated condensed financial statements for certain categories of expenses that are included on the face of the consolidated condensed statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2028), and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated condensed financial statements.
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
Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the three months ended August 31:

(In thousands)	2026		2025

Uniform Rental and Facility Services	$2,294,736	76.1%	$2,091,066	76.9%
First Aid and Safety Services	388,517	12.9%	334,657	12.3%
Fire Protection Services	252,289	8.4%	221,900	8.2%
Uniform Direct Sales	78,439	2.6%	70,499	2.6%
Total revenue	$3,013,981	100.0%	$2,718,122	100.0%
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
Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2026, the current and noncurrent assets related to capitalized commissions totaled $96.6 million and $319.1 million, respectively. As of May 31, 2026, the current and noncurrent assets related to capitalized commissions totaled $96.0 million and $304.7 million, respectively. We recorded amortization expense related to capitalized commissions of $26.3 million and $26.2 million during the three months ended August 31, 2026 and 2025, respectively. These expenses are classified as selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in both periods, were $27.4 million and $24.1 million for the three months ended August 31, 2026 and 2025, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the three months ended August 31:

(In thousands)	2026	2025

Cash paid for amounts included in the measurement of operating lease liabilities	$16,550	$15,792
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$15,618	$33,685

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	August 31, 2026	May 31, 2026

Weighted-average remaining lease term	5.59 years	5.68 years
Weighted-average discount rate	4.37%	4.34%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2026:

(In thousands)

2027 (remaining nine months)	$51,758
2028	66,492
2029	56,964
2030	45,515
2031	34,812
Thereafter	65,738
Total payments	321,279
Less interest	(38,750)
Total present value of lease payments	$282,529

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2026				As of May 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$243,599	$—	$—	$243,599	$289,018	$—	$—	$289,018
Prepaid expenses and other current assets:
Interest rate lock agreements	—	120,980	—	120,980	—	109,480	—	109,480
Total assets at fair value	$243,599	$120,980	$—	$364,579	$289,018	$109,480	$—	$398,498
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

The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in prepaid expenses and other current assets are recorded at fair value on a recurring basis.

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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares for the three months ended August 31:

Basic Earnings per Share (In thousands except per share data)	2026	2025

Net income	$551,711	$491,140
Less: net income allocated to participating securities	1,571	1,651
Net income available to common shareholders	$550,140	$489,489
Basic weighted average common shares outstanding	400,137	403,292

Basic earnings per share	$1.37	$1.21

Diluted Earnings per Share (In thousands except per share data)	2026	2025

Net income	$551,711	$491,140
Less: net income allocated to participating securities	1,571	1,651
Net income available to common shareholders	$550,140	$489,489
Basic weighted average common shares outstanding	400,137	403,292
Effect of dilutive securities – employee stock options	4,153	6,002
Diluted weighted average common shares outstanding	404,290	409,294

Diluted earnings per share	$1.36	$1.20

For the three months ended August 31, 2026 and 2025, options granted to purchase 2.3 million and 1.4 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 26, 2022, July 23, 2024 and October 28, 2025, Cintas announced that the Board of Directors (the Board) authorized share buyback programs, each for $1.0 billion. The July 26, 2022 share buyback program was completed during the second quarter of fiscal 2026. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the share buyback activity by program and period for the three months ended August 31:

	2026			2025
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	—	$—	$—	703	$213.40	$150,014
July 23, 2024	1,180	199.93	235,900	—	—	—
October 28, 2025	—	—	—	—	—	—
	1,180	$199.93	$235,900	703	$213.40	$150,014

Shares acquired for taxes due (1)	395	$202.07	$79,810	520	$223.04	$116,083

Total repurchase of Cintas common stock			$315,710			$266,097
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the three months ended August 31:

	2026			2025
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	244	$202.67	$49,628	304	$222.31	$67,581

In the period subsequent to August 31, 2026, through October 7, 2026, Cintas purchased 2.5 million shares of Cintas common stock at an average price of $198.99 per share, for a total purchase price of $494.0 million. The July 23, 2024 share buyback program was completed in the period subsequent to August 31, 2026. From the inception of the July 23, 2024 share buyback program through September 2026, Cintas has purchased 5.1 million shares of Cintas common stock in the aggregate, at an average price of $195.19 per share, for a total purchase price of $1.0 billion. Under the October 28, 2025 share buyback program, Cintas has purchased 1.2 million shares of Cintas common stock at an average price of $198.90 per share, for a total purchase price of $244.1 million in the period subsequent to August 31, 2026, through October 7, 2026.

Note 6 - Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill by reportable operating segment and All Other for the three months ended August 31, 2026, is as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2026	$2,964,710	$303,456	$276,046	$3,544,212
Goodwill acquired	1,095	—	4,682	5,777
Foreign currency translation	(1,198)	(91)	(4)	(1,293)
Balance as of August 31, 2026	$2,964,607	$303,365	$280,724	$3,548,696

Information regarding Cintas’ intangible assets, net are as follows:

	As of August 31, 2026			As of May 31, 2026
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,110,639	$837,667	$272,972	$1,111,966	$824,097	$287,869
Other intangible assets	87,466	77,500	9,966	87,272	76,493	10,779
	$1,198,105	$915,167	$282,938	$1,199,238	$900,590	$298,648

Amortization expense for service contracts and other intangible assets was $14.9 million and $15.3 million for the three months ended August 31, 2026 and 2025, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income.

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2026	May 31, 2026

Debt due within one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Debt issuance costs				(709)	(1,013)
Total debt due within one year				$999,291	$998,987

Debt due after one year
Senior notes	4.20%	2025	2028	$400,000	$400,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(6,996)	(7,464)
Total debt due after one year				$1,429,554	$1,429,086
Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of August 31, 2026 were $2,436.6 million and $2,402.3 million, respectively, and as of May 31, 2026 were $2,436.6 million and $2,425.2 million, respectively.

The credit agreement which supports our commercial paper program has capacity under a revolving credit facility of $2.0 billion and contains a letter of credit sub-facility of up to $300.0 million and a swing line sub-facility of up to $150.0 million. The credit agreement has an accordion feature that provides Cintas with the ability to request increases to the borrowing commitments under the revolving credit facility up to $1.0 billion in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 27, 2031. As of August 31, 2026 and May 31, 2026, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

The fair value of the commercial paper, if any, which approximates carrying value, is estimated using Level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $1.5 million for both the three months ended August 31, 2026 and 2025.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both August 31, 2026 and May 31, 2026. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

Fiscal Year of Issuance (In thousands)	August 31, 2026	May 31, 2026
	Prepaid and other current assets	Prepaid and other current assets

2022	$70,676	$65,017
2020	$50,304	$44,463
The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three months ended August 31, 2026 or 2025.

Cintas' debt agreements contain certain covenants. These covenants limit Cintas' ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain a certain debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all of the debt covenants for all periods presented.

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2026 and May 31, 2026, recorded unrecognized tax benefits were $56.3 million and $52.8 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 20.0% and 17.6% for the three months ended August 31, 2026 and 2025, respectively. The effective tax rate for all periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Note 9 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2026	$(28,359)	$107,624	$5,202	$84,467
Other comprehensive (loss) income before reclassifications	(787)	8,568	—	7,781
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive (loss) income	(787)	7,045	—	6,258
Balance at August 31, 2026	$(29,146)	$114,669	$5,202	$90,725

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2025	$(25,733)	$108,553	$1,569	$84,389
Other comprehensive loss before reclassifications	(325)	(2,652)	—	(2,977)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive loss	(325)	(4,175)	—	(4,500)
Balance at August 31, 2025	$(26,058)	$104,378	$1,569	$79,889

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended August 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	2026	2025

Amortization of interest rate locks	$2,036	$2,036	Interest expense
Tax expense	(513)	(513)	Income taxes
Amortization of interest rate locks, net of tax	$1,523	$1,523

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

Information related to the operations of Cintas’ reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2026
Revenue	$2,294,736	$388,517	$330,728	$—	$3,013,981
Cost of sales	1,128,884	164,700	166,854	—	1,460,438
Gross margin	1,165,852	223,817	163,874	—	1,553,543
Selling and administrative expenses	590,764	124,275	112,205	—	827,244
UniFirst transaction expenses	—	—	—	14,412	14,412
Operating income (loss)	$575,088	$99,542	$51,669	$(14,412)	$711,887
Depreciation and amortization	$104,132	$15,926	$7,268	$—	$127,326
Capital expenditures	$88,841	$11,823	$6,868	$—	$107,532
Total assets	$8,427,921	$996,578	$984,637	$243,599	$10,652,735

As of and for the three months ended August 31, 2025
Revenue	$2,091,066	$334,657	$292,399	$—	$2,718,122
Cost of sales	1,052,553	144,489	154,519	—	1,351,561
Gross margin	1,038,513	190,168	137,880	—	1,366,561
Selling and administrative expenses	538,576	109,841	100,285	—	748,702
Operating income	$499,937	$80,327	$37,595	$—	$617,859
Depreciation and amortization	$100,047	$19,749	$6,141	$—	$125,937
Capital expenditures	$70,475	$16,474	$15,008	$—	$101,957
Total assets	$8,100,857	$825,053	$773,637	$138,143	$9,837,690
(1) Corporate operating loss relates to UniFirst transaction expenses. Corporate assets include cash and cash equivalents and marketable securities, if applicable, in all periods.

The following table summarizes a reconciliation of total segment operating income to consolidated net income for the three months ended August 31:

(In thousands)	2026	2025

Total segment operating income	$711,887	$617,859
Interest income	(2,649)	(2,209)
Interest expense	24,706	24,161
Income before income taxes	689,830	595,907
Income taxes	138,119	104,767
Net income	$551,711	$491,140

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sales operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the three months ended August 31, 2026 and 2025, for the two reportable operating segments and All Other are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.” The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.
On March 10, 2026, the Company entered into an Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of UniFirst Corporation (UniFirst) common stock. This transaction between Cintas and UniFirst is referred to herein as the "Transaction." UniFirst is a North American company in the supply and servicing of uniform and workwear programs, facility service products, as well as first aid and safety supplies and services. Under the terms of the Merger Agreement, subject to the satisfaction (or, to the extent permitted by applicable law in accordance with the Merger Agreement, waiver) of certain conditions, Cintas will acquire all the outstanding shares of UniFirst common stock in a transaction valued at approximately $5.5 billion. Each share of UniFirst common stock will be converted into the right to receive $155.00 in cash and 0.7720 shares of validly issued, fully paid and non-assessable Cintas common stock, with no par value (with, if applicable, cash in lieu of fractional shares), in each case without interest and subject to any applicable withholding taxes. The completion of the Transaction is subject to certain conditions, including, without limitation: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the obtaining of certain regulatory approvals; the absence of an injunction or law prohibiting the Transaction; the accuracy of the parties' respective representations and warranties; and the compliance by the Company and UniFirst with their respective covenants and agreements. The Transaction has not closed as of the date of the filing of this Form 10-Q. On June 11, 2026, each of Cintas and UniFirst received a request for additional information and documentary material (the Second Request) from the U.S. Federal Trade Commission (the FTC) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. On October 2, 2026, each of Cintas and UniFirst certified to the FTC that it has substantially complied with the Second Request. On October 2, 2026, Cintas and UniFirst entered into a timing agreement with the FTC pursuant to which Cintas and UniFirst agreed, among other things, not to consummate the Transaction prior to December 11, 2026 unless they have received written notice from the FTC prior to such date that the FTC has closed its investigation of the Transaction. Cintas expects that the Transaction will close prior to the end of calendar year 2026, subject to the satisfaction or waiver of customary closing conditions.

Consolidated Results
Three Months Ended August 31, 2026 Compared to Three Months Ended August 31, 2025

Total revenue increased 10.9% to $3,014.0 million for the three months ended August 31, 2026, compared to $2,718.1 million for the three months ended August 31, 2025. The organic revenue growth rate, which adjusts for the impact of acquisitions, workday differences and foreign currency exchange rate fluctuations, was 8.9%. Revenue growth was positively impacted by 0.4% due to acquisitions, positively impacted by 1.7% due to one more workday in the three months ended August 31, 2026 compared to the three months ended August 31, 2025, and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $2,294.7 million for the three months ended August 31, 2026, compared to $2,091.1 million for the three months ended August 31, 2025, which was an increase of 9.7%. The organic revenue growth rate for this reportable operating segment was 8.0%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.2% due to acquisitions, positively impacted by 1.7% due to one more workday in the three months ended August 31, 2026 compared to the three months ended August 31, 2025, and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, price increases, and strong customer retention.
Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 14.7% for the three months ended August 31, 2026, compared to the three months ended August 31, 2025, from $627.1 million to $719.2 million. The organic revenue growth rate for other revenue was 11.9%. Revenue growth was positively impacted by 1.1% due to acquisitions and positively impacted by 1.7% due to one more workday in the three months ended August 31, 2026 compared to the three months ended August 31, 2025.
Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $76.3 million, or 7.3%, for the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 50.3% for the three months ended August 31, 2025, to 49.2% for the three months ended August 31, 2026. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $32.5 million, or 10.9%, for the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Cost of other improved as a percent of revenue, decreasing from 47.7% for three months ended August 31, 2025, to 46.1% for the three months ended August 31, 2026. The improvement in cost of sales as a percent of revenue was primarily due to sourcing and productivity initiatives and a favorable sales mix.

Selling and administrative expenses increased $78.5 million, or 10.5%, in the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Selling and administrative expenses as a percent of revenue were 27.4% for the three months ended August 31, 2026, compared to 27.5% for the three months ended August 31, 2025.

As a result of the pending Transaction with UniFirst, the Company incurred $15.7 million in transaction expenses during the three months ended August 31, 2026, which relate primarily to legal services, professional services and financing fees. Of the $15.7 million, $14.4 million was recorded in operating income, and $1.3 million was recorded in interest expense on the consolidated condensed statements of income. No transaction expenses were incurred during the three months ended August 31, 2025.

Operating income was $711.9 million, or 23.6% of revenue, for the three months ended August 31, 2026, compared to $617.9 million, or 22.7% of revenue, for the three months ended August 31, 2025. The resulting increase in operating income as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.
Net interest expense (interest expense less interest income) was $22.1 million for the three months ended August 31, 2026, compared to $22.0 million for the three months ended August 31, 2025.
Cintas’ effective tax rate was 20.0% and 17.6% for the three months ended August 31, 2026 and 2025, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.
Net income was $551.7 million for the three months ended August 31, 2026, an increase of 12.3% compared to the three months ended August 31, 2025. Diluted earnings per share were $1.36 for the three months ended August 31, 2026, which was an increase of 13.3% compared to the three months ended August 31, 2025. Diluted earnings per share increased primarily due to the increase in net income.
Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2026 Compared to Three Months Ended August 31, 2025

Uniform Rental and Facility Services reportable operating segment revenue increased to $2,294.7 million from $2,091.1 million, or 9.7%, for the three months ended August 31, 2026, over the three months ended August 31, 2025. The organic revenue growth rate for the reportable operating segment was 8.0%. The cost of uniform rental and facility services increased $76.3 million, or 7.3%. The reportable operating segment’s gross margin was $1,165.9 million. Gross margin as a percent of revenue was 50.8% for the three months ended August 31, 2026, compared to 49.7% for the three months ended August 31, 2025. The resulting increase as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $52.2 million in the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2026 were 25.7%, compared to 25.8% in the three months ended August 31, 2025.
Operating income increased $75.2 million, or 15.0%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Operating income was 25.1% of the reportable operating segment's revenue compared to the three months ended August 31, 2025 of 23.9% of revenue. The improvement in operating income was primarily a result of the expansion in gross margin.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2026 Compared to Three Months Ended August 31, 2025

First Aid and Safety Services reportable operating segment revenue increased to $388.5 million from $334.7 million, or 16.1%, for the three months ended August 31, 2026, over the three months ended August 31, 2025. The organic revenue growth rate for the reportable operating segment was 14.2%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.2% due to acquisitions and by 1.7% due to one more workday in the three months ended August 31, 2026 compared to the three months ended August 31, 2025. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended August 31, 2026, increased $20.2 million, or 14.0%, compared to the three months ended August 31, 2025. The gross margin as a percent of revenue was 57.6% for the three months ended August 31, 2026, compared to 56.8% in the three months ended August 31, 2025. The improvement in gross margin as a percent of revenue was primarily due to a favorable sales mix, efficiency gains and strategic sourcing initiatives.
Selling and administrative expenses increased $14.4 million in the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2026 were 32.0%, compared to 32.8% for the three months ended August 31, 2025. The improvement as a percent of revenue was primarily due to operating leverage from revenue growth.

Operating income for the First Aid and Safety Services reportable operating segment increased $19.2 million to $99.5 million for the three months ended August 31, 2026, compared to the three months ended August 31, 2025. Operating income was 25.6% of the reportable operating segment’s revenue compared to the three months ended August 31, 2025 of 24.0%. The improvement in operating income as a percent of revenue was primarily due to the previously discussed changes in gross margin and selling and administrative expenses noted above.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31:

(In thousands)	2026	2025

Net cash provided by operating activities	$572,331	$414,481
Net cash used in investing activities	$(117,367)	$(116,227)
Net cash used in financing activities	$(500,168)	$(424,001)

Cash and cash equivalents at the end of the period	$243,599	$138,143
Cash and cash equivalents as of August 31, 2026 and 2025, include $79.8 million and $66.7 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $572.3 million for the three months ended August 31, 2026, compared to $414.5 million for the three months ended August 31, 2025. The change from the prior fiscal year was primarily due to an increase in net income and favorable changes in working capital, specifically, accounts payable, accrued liabilities and income taxes. These changes were partially offset by unfavorable changes in working capital, specifically prepaid expenses and other current assets and accounts receivable, net.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $107.5 million and $102.0 million for the three months ended

August 31, 2026 and 2025, respectively. Capital expenditures in the three months ended August 31, 2026, included $88.8 million for the Uniform Rental and Facility Services reportable operating segment and $11.8 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $3.9 million and $7.6 million for the three months ended August 31, 2026 and 2025, respectively. The acquisitions during the three months ended August 31, 2026 occurred in our Fire Protection Services operating segment, which is included in All Other. During the three months ended August 31, 2025, acquisitions occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection Services operating segment, which is included in All Other. Net cash used in investing activities also includes $7.2 million and $6.5 million of purchases of investments during the three months ended August 31, 2026 and 2025, respectively.
Net cash used in financing activities was $500.2 million and $424.0 million for the three months ended August 31, 2026 and 2025, respectively. The increase in cash used in financing activities was due to an increase in repurchases of common stock and an increase in dividends paid.

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

	2026			2025
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	—	$—	$—	703	$213.40	$150,014
July 23, 2024	1,180	199.93	235,900	—	—	—
October 28, 2025	—	—	—	—	—	—
	1,180	$199.93	$235,900	703	$213.40	$150,014

Shares acquired for taxes due (1)	395	$202.07	$79,810	520	$223.04	$116,083

Total repurchase of Cintas common stock			$315,710			$266,097
(1)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to August 31, 2026, through October 7, 2026, Cintas purchased 2.5 million shares of Cintas common stock at an average price of $198.99 per share, for a total purchase price of $494.0 million. The July 23, 2024 share buyback program was completed in the period subsequent to August 31, 2026. From the inception of the July 23, 2024 share buyback program through September 2026, Cintas has purchased 5.1 million shares of Cintas common stock in the aggregate, at an average price of $195.19 per share, for a total purchase price of $1.0 billion. Under the October 28, 2025 share buyback program, Cintas has purchased 1.2 million shares of Cintas common stock at an average price of $198.90 per share, for a total purchase price of $244.1 million in the period subsequent to August 31, 2026, through October 7, 2026.

The Board declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Three months ended August 31, 2026
April 14, 2026	May 15, 2026	June 15, 2026	$0.45	$180.7

Three months ended August 31, 2025
April 8, 2025	May 15, 2025	June 13, 2025	$0.39	$157.8

Accrued Dividends

As of August 31, 2026
July 28, 2026 (1)	August 14, 2026	September 15, 2026	$0.52	$208.8

As of August 31, 2025
July 29, 2025 (1)	August 15, 2025	September 15, 2025	$0.45	$182.3
(1)The dividends declared during the three months ended August 31, 2026 and 2025 were included in current accrued liabilities on the consolidated condensed balance sheet at August 31, 2026 and 2025.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated results of operations and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2026	May 31, 2026

Debt due within one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Debt issuance costs				(709)	(1,013)
Total debt due within one year				$999,291	$998,987

Debt due after one year
Senior notes	4.20%	2025	2028	$400,000	$400,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(6,996)	(7,464)
Total debt due after one year				$1,429,554	$1,429,086
The credit agreement which supports our commercial paper program has capacity under a revolving credit facility of $2.0 billion and contains a letter of credit sub-facility of up to $300.0 million and a swing line sub-facility of up to $150.0 million. The credit agreement has an accordion feature that provides Cintas with the ability to request increases to the borrowing commitments under the revolving credit facility up to $1.0 billion in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 27, 2031. As of August 31, 2026 and May 31, 2026, there was no commercial paper outstanding and no borrowings on our revolving credit facility.
Cintas' debt agreements contain certain covenants. These covenants limit Cintas' ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain a certain debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all of the debt covenants for all periods presented.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past and we expect to access such markets from time to time in the future to fund our cash requirements, including the repayment of short-term and/or long-term obligations. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2026, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas Corporation. Corp. 2 is the issuer of the $2,436.6 million aggregate principal amount of senior notes outstanding as of August 31, 2026, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Three Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	August 31, 2026	August 31, 2025

Net sales to unrelated parties	$2,863,610	$2,582,505
Net sales to non-guarantors	$2,939	$3,590
Operating income	$663,288	$576,748
Net income	$506,872	$456,366

Summarized Consolidated Condensed Balance Sheets (In thousands)	August 31, 2026	May 31, 2026

ASSETS
Receivables due from non-obligor subsidiaries	$96,308	$93,386
Total other current assets	$3,657,150	$3,583,716
Total other noncurrent assets	$6,243,099	$6,192,423

LIABILITIES
Amounts due to non-obligor subsidiaries	$158,545	$122,931
Current liabilities	$2,579,665	$2,580,416
Noncurrent liabilities	$2,669,805	$2,626,542

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, including statements regarding our future business plans and expectations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words, terms or expressions such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “targets,” “forecasts,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about the completion and the benefits of the transaction between Cintas and UniFirst (the “Transaction”), including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, and other statements that are not historical facts. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.
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
Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2026, and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of August 31, 2026. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2026, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2026 (2)	14,803	$176.31	—	$1,485.8
July 1 - 31, 2026 (3)	360,663	$201.11	242,511	$1,437.4
August 1 - 31, 2026 (4)	1,199,419	$200.57	937,418	$1,249.9
Total	1,574,885	$200.47	1,179,929	$1,249.9

(1)On July 23, 2024, Cintas announced that the Board authorized a $1.0 billion share buyback program which does not have an expiration date. From the inception of the July 23, 2024 share buyback program through August 31, 2026, Cintas has purchased a total of 3.9 million shares of Cintas common stock at an average price of $193.93 per share for a total purchase price of $750.1 million. On October 28, 2025, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the October 28, 2025 share buyback program through August 31, 2026.
(2)During June 2026, Cintas acquired 14,803 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $176.31 per share for a total purchase price of $2.6 million.
(3)During July 2026, Cintas acquired 118,152 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $203.99 per share for a total purchase price of $24.1 million.
(4)During August 2026, Cintas acquired 262,001 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $202.66 per share for a total purchase price of $53.1 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended August 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.
EXHIBITS

22
Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant (Incorporated by reference to Exhibit 22 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2026)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended August 31, 2026, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 7, 2026	/s/	Scott A. Garula

Scott A. Garula
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)